Form 10QSB
period 1999-08-31
EZ TALK
filed 1999-10-18
CIK 1088399

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 1999
Commission file no. 0-26329

                                  EZ TALK, INC.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                           65-0867538
------------------------------------               -----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

222 Lakeview Avenue, Suite 160-217
West Palm Beach, FL                                         33401
------------------------------------               -----------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number:  (561) 832-5699

Securities to be registered under Section 12(b) of the Act:

     Title of each class                              Name of each exchange
                                                      on which registered
         None                                                None
-----------------------------------                -----------------------------

Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
            --------------------------------------------------------
                                (Title of class)

Copies of Communications Sent to:

                                   Donald F. Mintmire
                                   Mintmire & Associates
                                   265 Sunrise Avenue, Suite 204
                                   Palm Beach, FL 33480
                                   Tel: (561) 832-5696 - Fax: (561) 659-5371

         Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes  X              No
                              ---          ---

         As of August 31, 1999, there are 2,050,000 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1.   Financial Statements



                          INDEX TO FINANCIAL STATEMENTS



Balance Sheets.............................................................F-2

Statements of Operations...................................................F-3

Statements of Changes in Stockholders' Equity..............................F-4

Statements of Cash Flows...................................................F-5

Notes to Financial Statements..............................................F-6

                                  EZ TALK, INC.
                        (A Development Stage Enterprise)
                                 Balance Sheets



                                                                      August 31, 1999
                                                                        (Unaudited)      February 28, 1999
                                                                    ------------------- --------------------
                               ASSETS
CURRENT ASSETS
  Cash                                                              $            53,692 $             58,242
                                                                    ------------------- --------------------
     Total Current Assets                                                        53,692               58,242
                                                                    ------------------- --------------------

Total Assets                                                        $            53,692 $             58,242
                                                                    =================== ====================

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accrued expenses                                                   $             2,495 $6,885
                                                                    ------------------- --------------------

     Total Current Liabilities                                                    2,495                6,885
                                                                    ------------------- --------------------

Total Liabilities                                                                 2,495                6,885
                                                                    ------------------- --------------------

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, authorized 10,000,000
    shares; none issued                                                               0                    0
Common stock, $0.0001 par value, authorized 50,000,000
    shares;  2,050,000 issued and outstanding                                       205                  205
Additional paid in capital                                                       59,895               59,895
Deficit accumulated during the development stage                                 (8,903)              (8,743)
                                                                    ------------------- --------------------

     Total Stockholders' Equity                                                  51,197               51,357
                                                                    ------------------- --------------------

Total Liabilities and Stockholders' Equity                          $            53,692 $             58,242
                                                                    =================== ====================
















     The accompanying notes are an integral part of the financial statements

                                  EZ TALK, INC.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)



                                              For the Six Months    From June 10, 1998    From June 10, 1998
                                                    Ended          (Inception) Through    (Inception) Through
                                               August 31, 1999       August 31, 1998        August 31, 1999
                                             -------------------- ---------------------- ---------------------
Revenues                                     $                  0 $                    0 $                   0
                                             -------------------- ---------------------- ---------------------

Expenses
  Bank charges                                                  0                      0                    43
  Consulting fees                                               0                      0                    55
  Consulting fees - related parties                             0                    100                   100
  Organization expenses                                       150                      0                   535
  Professional fees                                             0                      0                 6,500

  Transfer agent fees                                          10                      0                 1,670
                                             -------------------- ---------------------- ---------------------

    Total expenses                                            160                    100                 8,903
                                             -------------------- ---------------------- ---------------------

Net loss                                     $               (160)$                 (100)$              (8,903)
                                             ==================== ====================== =====================
Net loss per weighted average share, basic   $              (.000)$                (.000)$               (.004)
                                             ==================== ====================== =====================
Weighted average number of shares                       2,050,000              1,768,293             1,996,756
                                             ==================== ====================== =====================















     The accompanying notes are an integral part of the financial statements

                                  EZ TALK, INC.
                        (A Development Stage Enterprise)
                  Statements of Changes in Stockholders' Equity



                                                                                            Deficit
                                                                                          Accumulated
                                                                           Additional     During the            Total
                                                 Number of      Common      Paid-in       Development       Stockholders'
                                                   Shares        Stock      Capital          Stage             Equity
                                               -------------- ----------- ------------ ----------------- -------------------
BEGINNING BALANCE, June 10, 1998 (Inception)                0 $         0 $          0 $               0 $                 0
    June 10, 1998 - services ($0.0001/sh)           1,000,000         100            0                 0                 100
    June 15, 1998 - cash ($0.01/sh)                   500,000          50        4,950                 0               5,000
    July 15, 1998 - cash ($0.01/sh)                   500,000          50        4,950                 0               5,000
    September 15, 1998 - cash ($1.00/sh)               50,000           5       49,995                 0              50,000
servicecashsssssssssssssssss ssssss   (


Net loss                                                    0           0            0            (8,743)             (8,743)
                                               -------------- ----------- ------------ ----------------- -------------------

BALANCE, February 28, 1999                          2,050,000 $       205 $     59,895 $          (8,743)$            51,357
                                               -------------- ----------- ------------ ----------------- -------------------

Net loss                                                    0 $         0 $          0 $            (160)$              (160)
                                               -------------- ----------- ------------ ----------------- -------------------

BALANCE, August 31, 1999 (Unaudited)                2,050,000 $       205 $     59,895 $          (8,903)$            51,197
                                               ============== =========== ============ ================= ===================















     The accompanying notes are an integral part of the financial statements

                                  EZ TALK, INC.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)



                                                                 For the Six Months     From June 10, 1998    From June 10, 1998
                                                                        Ended           (Inception) Through   (Inception) Through
                                                                   August 31, 1999        August 31, 1998       August 31, 1999
                                                               ----------------------- --------------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $                  (160)$                (100)$              (8,903)
Adjustments to reconcile net loss to net cash used for
development activities
       Stock issued in lieu of cash - related parties                                0                   100                   100
Change in assets and liabilities
       Increase (decrease) in accrued expenses                                  (4,390)                    0                 2,495
                                                               ----------------------- --------------------- ---------------------

Net cash used by operating activities                                           (4,550)                    0                (6,308)
                                                               ----------------------- --------------------- ---------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                          0                10,000                60,000
                                                               ----------------------- --------------------- ---------------------

Net cash provided by financing activities                                            0                10,000                60,000
                                                               ----------------------- --------------------- ---------------------

Net increase (decrease) in cash                                                 (4,550)               10,000                53,692

CASH, beginning of period                                                       58,242                     0                     0
                                                               ----------------------- --------------------- ---------------------

CASH, end of period                                            $                53,692 $              10,000 $              53,692
                                                               ======================= ===================== =====================









     The accompanying notes are an integral part of the financial statements

                                  EZ TALK, INC.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
 (Information with respect to the six months ended August 31, 1999 is unaudited)

(1) Summary of Significant Accounting Principles
     The Company EZ Talk, Inc. is a Florida chartered development stage corporation which conducts business from its headquarters in Palm Beach, Florida. The Company was incorporated on June 10, 1998.

     The Company has not yet engaged in its expected operations. The Company's future operations will be to market a hands-free speaker system for telephones to various consumer groups. Current activities include raising additional equity and negotiating with potential key personnel and facilities.

     There is no assurance that any benefit will result from such activities.

     The financial statements have been prepared in conformity with generally accepted accounting principles. The financial statements for the six months ended August 31, 1999 and for the period from June 10, 1998 (Inception) through August 31,1998 include all adjustments which in the opinion of management are necessary for fair presentation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and operations for the period then ended. Actual results may differ significantly from those estimates.

     The following summarize the more significant accounting and reporting policies and practices of the Company:

         a) Start-up costs Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

         b) Net loss per share Basic net loss per weighted average share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. On June 10, 1998, the Company issued 850,000 founders shares to its president for the value of services rendered in connection with the organization of the Company. On the same date, the Company issued 150,000 founders shares to its secretary/treasurer and director for the value of consulting services rendered in connection with the organization of the Company. On June 15, 1998, the Company issued 500,000 shares of common stock at $0.01 per share for $5,000 in cash. On July 15, 1998, the Company issued 500,000 shares of common stock at $0.01 per share for $5,000. On September 15, 1998, the Company issued 50,000 shares of common stock at $1.00 per share for $50,000 in cash.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $8,903, with $8,743 expiring in 2019, and $160 expiring in 2020.

     The amount recorded as deferred tax assets as of August 31, 1999 is $1,752, which represents the amount of tax benefit of the loss carryforward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4) Going Concern As shown in the accompanying financial statements, the Company incurred a net loss of $8,903 for the period from June 10, 1998 (Inception) through August 31, 1999. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

Item 2.   Management's Discussion and Analysis or Plan of Operation

General

         Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. The Company has not realized significant revenues since its inception due to the fact that it has generally has been inactive, having conducted no business operations except organizational and fund raising activities since its inception. As a result, from inception (June 10, 1998) through August 31, 1999, the Company had no income. Cumulative operating expenses as of August 31, 1999 were $8,903.00. The Company proposes to engage in the business of distributing hands-free portable phone speaker systems..

         Dervaes decided to pursue the distribution and sale of a hands-free portable phone speaker business via the Company because of the belief that his many years of business experience, when combined with Ms. Johanna Bonnier's experience in the marketing and sales of consumer products, will allow them to develop a successful marketing and distribution company which will have the advantages of, among other things, greater availability of capital and potential for growth through the vehicle of a public company as compared to a privately-held company. The time required to be devoted by Dervaes and Bonnier, to manage the day-to-day affairs of the Company is presently estimated to be approximately five to ten hours per week. This time commitment is expected to increase at such time, if ever, as EZT obtains sufficient funding with which to commence the search for a corporate headquarters.

         After obtaining a license to distribute a hands-free portable phone speaker system the Company will be dependent upon Mr. Dervaes to develop the client base with whom to place distribution agreements. Mr. Dervaes has extensive business experience and has managed his own business for the last two
(2) years. While Mr. Dervaes has been successful in the past, there can be no assurance that he will be successful in building the client base necessary for the successful operation of the Company.

Plan of Operation

         If the Company is unable to generate sufficient revenue from operations to implement its expansion plans, management intends to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings.

          Mr. Dervaes, at least initially, will be solely responsible for obtaining a license to distribute a hands-free portable phone speaker system . However, at such time, if ever, as sufficient operating capital becomes available, Mr. Dervaes expects to employ additional staffing and marketing personnel. In addition, the Company expects to continuously engage in market research in order to monitor new market trends, seasonality factors and other critical information deemed relevant to EZT's business.

         The Company's objective is to become a dominant market leader in the sales of hands-free portable phone speaker systems, beginning in Palm Beach County, Florida,(the Southeastern United States), expanding to New York City (the Northeastern United States), and then to Los Angeles(Far West United States) and, eventually throughout the entire United States, thereafter into selected geographical territories world-wide. To achieve this objective, and assuming that sufficient operating capital becomes available, the Company intends to: (i) provide a comprehensive hands-free portable phone speaker packages with associated financing programs to both individuals and bulk purchasers and, (ii) focus initially on Palm Beach County (the Southeastern) and New York City(Northeastern) United States markets which have high growth opportunities.

         Due to the limited capital available to the Company, the principal risks during its initial marketing phase are that the Company is dependent upon Mr. Dervaes' efforts, that Mr. Dervaes lacks experience and that the Company will not be able to establish a sufficiently profitable client base to establish the business.

         For the period from June 10, 1998 through August 31, 1999, the Company had a cumulative loss from operations aggregating $8,903.00.

Financial Condition, Capital Resources and Liquidity

         The Company has generally been inactive, having conducted no business operations except organizational and fund raising activities since its inception. To date the Company has no products, no customers, no revenues, and a history of losses. EZT received gross proceeds in the amount of $60,000 from the sale of 1,050,000 shares of common stock, $.0001 par value per share (the "Common Stock"), in two(2) offerings conducted pursuant to Section 3(b) of the Securities Act of 1933, as amended (the "Act"), and Rule 504 of Regulation D promulgated thereunder ("Rule 504"). These offerings were made in the State of New York and Florida. The Company undertook its first offering of shares of Common Stock pursuant to Rule 504 on June 15, 1998 and its second offering of shares of Common Stock pursuant to Rule 504 on September 15, 1998. A Confidential Offering Circular was used in connection with these offerings, and a summary of the business plan of the Company was included with each Offering Circular.

         The Company has no potential capital resources from any outside sources at the current time. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company. Any additional capital needed will most likely be provided by the Company's existing shareholders or its officers and directors.

         The ability of the Company to continue as a going concern is dependent upon the availability of obtaining additional capital and financing from such shareholders and directors.

Net Operating Losses

         The Company has net operating loss carryforwards for income tax purposes of $8,903.00 which expire in the years 2019 and 2020. Until the Company's current operations begin to produce earnings, it is unclear whether the Company can utilize such carryforwards.

Year 2000 Compliance

         The Company is currently in the process of evaluating its information technology for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

Forward-Looking Statements

         This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART II

Item 1. Legal Proceedings.

         The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2.           Changes in Securities and Use of Proceeds

         None

Item 3.           Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending August 31, 1999, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.           Other Information

         None

Item 6.           Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


Exhibit No.             Description
----------------------------------------------------------------------
3(i).1       Articles of Incorporation of EZT effective June 10, 1998

3(ii).1      Bylaws of EZT

27.1     *   Financial Data Schedule

----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

*        Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended August 31, 1999.


                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EZ Talk, Inc.
                              (Registrant)


Date: August 15,  1999        By: /s/ A. Rene Dervaes, Jr.
                                 ---------------------------
                              A Rene Dervaes, Jr., President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Date               Signature                      Title
            ----               ---------                      -----

 August 15, 1999          By: /s/ A. Rene Dervaes, Jr.     President & Director
                            ---------------------------
                              A. Rene Dervaes, Jr.


 August 15, 1999         By: /s/ Johanna Bonnier         Secretary and Treasurer
                            ---------------------------
                            Johanna Bonnier