Form 10QSB
period 1999-11-30
EZ TALK
filed 2000-01-14
CIK 1088399

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

                                     PART I

Item 1. Financial Statements




                          INDEX TO FINANCIAL STATEMENTS



Balance Sheets............................................................F-2

Statements of Operations..................................................F-3

Statements of Changes in Stockholders' Equity.............................F-4

Statements of Cash Flows..................................................F-5

Notes to Financial Statements.............................................F-6

                                  EZ TALK, INC.
                        (A Development Stage Enterprise)
                                 Balance Sheets




                                                           November 30, 1999    February 28, 1999
                                                          -------------------- --------------------
                                                              (unaudited)
                              ASSETS
CURRENT ASSETS
  Cash                                                    $             52,341 $             58,242
                                                          -------------------- --------------------
     Total Current Assets                                               52,341               58,242
                                                          -------------------- --------------------

Total Assets                                              $             52,341 $             58,242
                                                          ==================== ====================

       IABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accrued expenses                                         $              3,385 $              6,885
                                                          -------------------- --------------------

     Total Current Liabilities                                           3,385                6,885
                                                          -------------------- --------------------

Total Liabilities                                                        3,385                6,885
                                                          -------------------- --------------------

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, authorized
    10,000,000 shares; none issued                                           0                    0
Common stock, $0.0001 par value, authorized
    50,000,000 shares;  2,050,000
     issued and outstanding                                                205                  205
Additional paid in capital                                              59,895               59,895
Deficit accumulated during the development stage                       (11,144)              (8,743)
                                                          -------------------- --------------------

     Total Stockholders' Equity                                         48,956               51,357
                                                          -------------------- --------------------

Total Liabilities and Stockholders' Equity                $             52,341 $             58,242
                                                          ==================== ====================















     The accompanying notes are an integral part of the financial statements

                                  EZ TALK, INC.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)



                                                 For the Nine       From June 10, 1998    From June 10, 1998
                                                 Months Ended      (Inception) Through    (Inception) Through
                                              November 30, 1999     November 30, 1998      November 30, 1999
                                             -------------------- ---------------------- ---------------------
Revenues                                     $                  0 $                    0 $                   0
                                             -------------------- ---------------------- ---------------------

Expenses
  General and administrative expenses                         265                  1,258                 2,408
  Consulting fees - related party                               0                      0                   100
  Professional fees                                         2,136                      0                 5,251

  Professional fees - related party                             0                      0                 3,385
                                             -------------------- ---------------------- ---------------------


    Total expenses                                          2,401                  1,258                11,144
                                             -------------------- ---------------------- ---------------------

Net loss                                     $             (2,401)$               (1,258)$             (11,144)
                                             ==================== ====================== =====================
Net loss per weighted average share, basic   $               (.00)$                 (.00)$                (.01)
                                             ==================== ====================== =====================
Weighted average number of shares                       2,050,000              1,906,358             2,003,801
                                             ==================== ====================== =====================











     The accompanying notes are an integral part of the financial statements

                                  EZ TALK, INC.
                        (A Development Stage Enterprise)
                  Statements of Changes in Stockholders' Equity



                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                   Additional     During the        Total
                                                         Number of      Common      Paid-in       Development   Stockholders'
                                                           Shares        Stock      Capital          Stage         Equity
                                                       -------------- ----------- ------------ -------------- ---------------
BEGINNING BALANCE, June 10, 1998 (Inception)                        0 $         0 $          0 $            0 $             0
    June 10, 1998 - services ($0.0001/sh)                   1,000,000         100            0              0             100
    June 15, 1998 - cash ($0.01/sh)                           500,000          50        4,950              0           5,000
    July 15, 1998 - cash ($0.01/sh)                           500,000          50        4,950              0           5,000
    September 15, 1998 - cash ($1.00/sh)                       50,000           5       49,995              0          50,000
servicecashsssssssssssssssss ssssss   (


Net loss                                                            0           0            0         (8,743)         (8,743)
                                                       -------------- ----------- ------------ -------------- ---------------

BALANCE, February 28, 1999                                  2,050,000 $       205 $     59,895 $       (8,743)$        51,357
                                                       -------------- ----------- ------------ -------------- ---------------

Net loss                                                            0 $         0 $          0 $       (2,401)$        (2,401)
                                                       -------------- ----------- ------------ -------------- ---------------

BALANCE, November 30, 1999 (Unaudited)                      2,050,000 $       205 $     59,895 $      (11,144)$        48,956
                                                       ============== =========== ============ ============== ===============











     The accompanying notes are an integral part of the financial statements

                                  EZ TALK, INC.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)



                                                                 For the Nine Months    From June 10, 1998    From June 10, 1998
                                                                        Ended           (Inception) Through   (Inception) Through
                                                                  November 30, 1999      November 30, 1998     November 30, 1999
                                                               ----------------------- --------------------- ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $                (2,401)$              (1,258)$             (11,144)
Adjustments to reconcile net loss to net cash used for
 operating activities
       Stock issued in lieu of cash - related parties                                0                     0                   100
Change in assets and liabilities
       Increase (decrease) in accrued expenses                                  (3,500)                    0                 3,385
                                                               ----------------------- --------------------- ---------------------

Net cash used by operating activities                                           (5,901)               (1,258)               (7,659)
                                                               ----------------------- --------------------- ---------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                          0                60,000                60,000
                                                               ----------------------- --------------------- ---------------------

Net cash provided by financing activities                                            0                60,000                60,000
                                                               ----------------------- --------------------- ---------------------

Net increase (decrease) in cash                                                 (5,901)               58,742                52,341

CASH, beginning of period                                                       58,242                     0                     0
                                                               ----------------------- --------------------- ---------------------

CASH, end of period                                            $52,341                 $58,742               $52,341
                                                               ======================= ===================== =====================








     The accompanying notes are an integral part of the financial statements

                                  EZ TALK, INC.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                  (Information with respect to the nine months
                     ended November 30, 1999 is unaudited)


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

         The financial statements have been prepared in conformity with generally accepted accounting principles. The financial statements for the nine months ended November 30, 1999 and for the period from June 10, 1998 (Inception) through November 30,1998 include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and operations for the period then ended. Actual results may differ significantly from those estimates.

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

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. On June 10, 1998, the Company issued 850,000 founders shares to its president for the value of services rendered in connection with the organization of the Company. On the same date, the Company issued 150,000 founders shares to its secretary/treasurer and director for the value of consulting services rendered in connection with the organization of the Company. On June 15, 1998, the Company issued 500,000 shares of common stock at $0.01 per share for $5,000 in cash. On July 15, 1998, the Company issued 500,000 shares of common stock at $0.01 per share for $5,000. On September 15, 1998, the Company issued 50,000 shares of common stock at $1.00 per share for $50,000 in cash.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $11,144, with $8,743 expiring in 2019, and $2,401 expiring in 2020.

         The amount recorded as deferred tax assets as of November 30, 1999 is approximately $2,100, which represents the amount of tax benefit of the loss carryforward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

                                  EZ TALK, INC.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(4) Going Concern As shown in the accompanying financial statements, the Company incurred a net loss of $11,144 for the period from June 10, 1998 (Inception) through November 30, 1999. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

Item 2.           Management's Discussion and Analysis or Plan of Operation

General

         Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. The Company has not realized significant revenues since its inception due to the fact that it has generally has been inactive, having conducted no business operations except organizational and fund raising activities since its inception. As a result, from inception (June 10, 1998) through November 30, 1999, the Company had no income. Cumulative operating expenses as of November 30, 1999 were $11,144. The Company proposes to engage in the business of distributing hands-free portable phone speaker systems..

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

         The  Company's  objective is to become a dominant  market leader in the sales of hands-free portable phone speaker systems, beginning in Palm Beach County, Florida, (the Southeastern United States), expanding to New York City

(the Northeastern United States), and then to Los Angeles (Far West United States) and, eventually throughout the entire United States, thereafter into selected geographical territories world-wide. To achieve this objective, and assuming that sufficient operating capital becomes available, the Company intends to: (i) provide a comprehensive hands-free portable phone speaker packages with associated financing programs to both individuals and bulk purchasers and, (ii) focus initially on Palm Beach County (the Southeastern) and New York City(Northeastern) United States markets which have high growth opportunities.

         Due to the limited capital available to the Company, the principal risks during its initial marketing phase are that the Company is dependent upon Mr. Dervaes' efforts, that Mr. Dervaes lacks experience and that the Company will not be able to establish a sufficiently profitable client base to establish the business.

         For the period from June 10, 1998 (Inception) through November 30, 1999, the Company had a cumulative loss from operations aggregating $11,144.

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

Net Operating Losses

         The Company has net operating loss carryforwards for income tax purposes of $11,144 with $8,743 expiring in 2019, and $2,401 expiring in 2020. Until the Company's current operations begin to produce earnings, it is unclear whether the Company can utilize such carryforwards.

Year 2000 Compliance

         The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism including date sensitive software which uses only two digits to represent the year, may recognize the date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

         The Company did not experience a materially negative impact during the Year 2000 date switch-over and it has determined that there will be minimal impact if any to its business, operations or financial condition since all of the internal software to be developed and utilized by the Company will be and has been upgraded to support Year 2000 versions.

         There can be no assurance, however, that the systems of other companies on which the Company's systems may have to rely also will be timely converted or that any such failure to convert by another company would not have an adverse affect on the Company's systems. Currently the Company does not rely on other systems that might have an adverse affect on any Company systems and does not anticipate any such reliance in the near future.

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

Item 2. Changes in Securities and Use of Proceeds

         None

Item 3. Defaults in Senior Securities
         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending November 30, 1999, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


Exhibit No.       Description
-----------       --------------------------------
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

                                   EZ Talk, Inc.
                                   (Registrant)


Date: January 13, 2000              By: /s/ A. Rene Dervaes, Jr.
                                   ------------------------------
                                     A Rene Dervaes, Jr., President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Date                 Signature                       Title
    ----                 ---------                       -----

January 13, 2000         By: /s/ A. Rene Dervaes, Jr.   President & Director
                         ---------------------------
                              A. Rene Dervaes, Jr.


January 13, 2000         By: /s/ Johanna Bonnier        Secretary and Treasurer
                         ---------------------------
                             Johanna Bonnier