Form 10KSB
period 2000-02-29
BILLYWEB CORP
filed 2000-06-14
CIK 1088399

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

For the fiscal year ended February 29, 2000

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission File Number: 0-26329

                                 BillyWeb Corp.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Florida                                               65-0867538
------------------------------------------                ---------------------
(State or other jurisdiction of                           (I.R.S. Employer
         incorporation or organization)                     Identification No.)

20 E. 42nd Street, Suite 6-R,
New York, N.Y.                                                     10017
-------------------------------------------               ---------------------
 (Address of principal executive offices)                          (Zip Code)

Issuer's telephone number:  (212) 687-3629

Securities to be registered under Section 12(b) of the Act:

     Title of each class                                  Name of each exchange
                                                           on which registered
         None                                                      None
-----------------------------------                      ----------------------

                                  EZTALK, INC.
          222 Lakeview Avenue, Suite 160-217, West Palm Beach, FL 33401
   ---------------------------------------------------------------------------
          (Former name or former address, if changed since last report)

Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
            --------------------------------------------------------
                                (Title of class)

Copies of Communications Sent to:
                                      Mintmire & Associates
                                      265 Sunrise Avenue, Suite 204
                                      Palm Beach, FL 33480
                                      Tel: (561) 832-5696
                                      Fax: (561) 659-5371

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

       Yes    x        No
           ---------      ---------

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10 KSB. [X]

         Issuer's revenues for its 2000 fiscal year were $0.00.

     Of the 2,050,000 shares of voting common of the registrant issued and outstanding as of February 29, 2000, 1,050,000 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

     Subsequent to the Company's February 29, 2000 year end it consummated a reverse acquisition and reorganization which will have an impact on the number of shares issued and outstanding. The Company filed an 8-K on May 15, 2000 with the Securities and Exchange Commission and will file an amendment thereto within 60 days.

     The Company anticipates filing an Amended 10 KSB for its present fiscal year end of February 29, 2000.

                                TABLE OF CONTENTS


PART  I

Item 1.   Description of Business.

Item 2.   Description of Property.

Item 3.   Legal Proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

Item 7.   Financial Statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions.

Item 13.  Exhibits and Reports on Form 8-K.

PART I

Item 1. Description of Business.

     (a) Business Development.

         Billy Webb Corp. f/k/a/ EZ Talk, Inc. (hereinafter referred to as the "Company" or "BLWB") was organized under the laws of the State of Florida on June 10, 1998. The Company was originally organized for the purpose of engaging in the business of selling/marketing a universal, hands-free mobile speaker for mobile phones. The Company's executive offices are presently located at The Company leases offices at 20 E. 42nd Street, Suite 6-R, New York, N.Y. 10017,
Telephone: (212) 687-3629.

         The initial business plan of the company was to market a product known as EZTalk. EZTalk was designed to be the first of its kind, universal, hands-free mobil speaker for portable phones. EZTalk was to be a compact, hands-free mobil speaker system that connects directly to a portable phone and runs off the battery of the portable assuring the user many hours of use. The initial acquired rights (which were never reduced to writing) proved to be worthless and this specific business plan was abandoned by agreement with existing Company shareholders. The plan was abandoned on or about February 1, 1999, at an official meeting of shareholders called for that express purpose. Due to the interest of the principals of the Company in marketing a product of this nature, the business plan was modified to include its present concept as outlined herein.

         The Company has been inactive, having conducted no business operations except organizational and fund raising activities since its inception. To date the Company has no products, no customers, no revenues, and a history of losses. BLWB received gross proceeds in the amount of $60,000 from the sale of 1,050,000 shares of common stock, $.0001 par value per share (the "Common Stock"), in two(2) offerings conducted pursuant to Section 3(b) of the Securities Act of 1933, as amended (the "Act"), and Rule 504 of Regulation D promulgated thereunder ("Rule 504"). These offerings were made in the State of New York and Florida. The Company undertook its first offering of shares of Common Stock pursuant to Rule 504 on June 15, 1998 and its second offering of shares of Common Stock pursuant to Rule 504 on September 15, 1998. A Confidential Offering Circular was used in connection with these offerings, and a summary of the business plan of the Company was included with each Offering Circular.

         There are no preliminary agreements or understandings between the Company and its officers and directors or affiliates or lending institutions with respect to any loan agreements or arrangements.

         The Company intends to offer securities under Rule 506 of Regulation D under the Act ("Rule 506) to fund its short and medium term expansion plans. (See Part I, Item 1. "Description of Business - (b) Business of Issuer.")

         See (b) "Business of Issuer" immediately below for a description of the Company's proposed business. As of the date hereof, the Company has no temporary staff or clients for placement of the Company's product and services.

         (b)      Business of Issuer.

General

         Since its inception, the Company has conducted no business operations except for organizational activities and an offering of Common Stock pursuant to which it has received gross offering proceeds in the amount of $60,000. Further, the Company has had no employees since its organization. The Company's initial business plan and operation failed and was abondoned on or about February 1, 1999. Subsequent to the Company's decision to discontinue its original business plan the Company was introduced to Share Exchange Corp. f/k/a Billy Web Corp., a Florida corporation, and after determining the viability of this new company's business executed a Share Exchange Agreement("Agreement") and Reorganization.[See: Part III. - Item 13. - Exhibits and Reports on Form 8-K incorporated by reference hereto] As a condition to the Agreement and Reorganization the former officers and directors of the Company tendered their resignations and new officers and directors were appointed. The Company undertook a new direction pursuant to its Reorganization which involves the Interactive accessing of the internet in a new and unprecedented manner.

         As a reporting company, the Company is required to file quarterly reports on Form 10-QSB and annually on Form 10-KSB and in each case, is required to provide the financial and other information specified in such forms. In addition, the Company would be required to file on Form 8-K in the event there was a change of control, if the Company acquires or disposes of assets, if there is a bankruptcy or receivership, if the Company changes its certified accountants, upon the occurrence of other events which may be pertinent to the security holders, and after certain resignations of directors. Being subject to such reporting requirements reduces the pool of potential acquisitions or merger candidates for the Company since such transactions require that certified financials must be provided for the acquiring, acquired or merging candidate within a specified period of time. That is why the Company intends to expand through internal operations through the short and medium term. At such time as the Company will seek acquisitions or mergers, it will limit itself to companies which either already have certified financial statements or companies whose operations lend themselves to review for a certified audit within the required time.

Business Strategy

         The Company's new focus aims to fulfill the perceived demand for Interactive accessing of the internet. It believes that it is the first Internet company that combines the technologies of traditional TV, radio and print medium with the explosive Internet industry. The Company is named after an animated character, Billy, which was created by Billy Web Corp. which was to be used as a Disney star and Disney Club show host in partnership with Fprod Fenomen for the initial European web site with a scenario interface. In 1996, the Walt Disney Company looked for a "new face" to present the Disney Club broadcast on weekends on TF1 (the largest European channel). Billy immediately started to attract large audience attention, hosting the Disney Club show for three years. The Internet show titled "Click & Net" at its peak captured an 8 million person viewing audience.

         The Company evolved from this initial show and acquired the sponsorship of Club Internet, one of the largest Internet Service Providers("ISP") and Tele7Jours, the largest and most read magazine in France. Under the sponsorship terms a special page on the Internet was designed and published weekly under the direction of the Company's in-house journalist. This magazine has an eight(8) million person weekly readership.

         Billy has evolved further into a set of three-dimensional cartoon character which is animated in real time. These animated characters provide support for a series of live shows produced on televisions and professional forums etc. The cyber character of Billy remains a central "hero" of the Company's Internet site Billyweb.com. Through an additional partnership the Company developed an "intelligent" search engine for Billyweb. In addition, a German company was signed to co- produce a new music dance tune titled, Billyweb "Surf the Net."

         Billy, the former Disney Club host, is now the very first French TV cyber host revealing the fascinating world of the Web to over 6 million French viewers daily. Since April of last year, Billy has been on the air every day at 7:55 p.m. on TF1 just before the evening news. The Company believes that Billyweb now offers the first online interactive teen and pre-teen community that provides advertisers and businesses the ability to reach a significant portion of over 200 million teenagers worldwide (including the pre-teen markets)

         Billyweb.com has had as guests on its shows ranging from Latin sensation Ricky Martin, to French President Jacques Chirac and Europe's answer to the all boy band Backstreet Boys known as 2BE3. The Company believes that this combination of diversity and excitement has made Billyweb.com one of the hottest web sites in Europe.


Growth and Development

         The company's mission is to establish permanent brand name recognition for the host Billy and the Internet site Billyweb on an international basis, with continuous emphasis in TV, music, videogames, shows, magazines and periodicals, live shows, etc. The company believes that it will initiate a broad stream of revenues when the geographical exposure of Billyweb has reached its critical mass. Revenues will accrue from a natural extension of the Company's current activities and will range from TV production, live and taped radio shows, advertising, copyrights, endorsement and licensing, royalties on music production and database sharing.

The developmental process of the Company involves several steps:

         Various local hosts will be selected according to their sensitivity to the local teenage market, present Billyweb TV and Radio Billyweb shows, which share the characteristics of short, focused and area specific animation by a common player: Billy, the "big wig" host and guide to the Internet world. The key visual effect is obtained without any language reference, so that Billy can perform anywhere without dubbing. In addition to the local host and Billy, virtual video-composite characters appear in real time from technology developed in partnership with City Media.

         On-line co-branding, partnerships and Joint Ventures are being actively negotiated for the purpose to reach the best possible content, optimize traffic and visibility and maximize profitability by reducing development costs. The various agreements are being negotiated with leading companies that specialize in teen markets such as Music, Video, Movies, Videogames, Toys, Fashion, Travel and Culture, History and Literature.

         The Company's final objective is to interconnect the different mirrored website platforms. The creation of a "World" family where French, Anglo-American, Hispanic, German and possibly Asian characters are joined, linked and mixed in order to create the first multilingual worldwide access portal for pre-teens and teens.

         The Company's primary direct costs will be (i) salaries to its executive officers(payroll cost), (ii) marketing and sales related costs, (iii) employment related taxes and (iv) health benefits. Employment related taxes consist of the employer's portion of payroll taxes required under the Federal Income Contribution Act ("FICA"), which includes Social Security and Medicare, and federal and state unemployment taxes. The federal tax rates are defined by the appropriate federal regulations. State of Florida unemployment tax rates are effected by claims experience, of which the Company has none at this time. Health benefits are comprised primarily of medical insurance costs, but also include costs of other employee benefits such as prescription coverage, vision care, disability insurance and employee assistance plans.

Sales and Marketing

         Marketing

Music: Billyweb is releasing his first single, a duet with the American singer, Chris Willis. The Company believes that this dance track may become a popular summer hit.

Press: Every week, the Billy 7 Web column in Tele7Jours (around 10 million readers), introduces the general public to the thrills of the Web. This month, Billy web and Tele7Jours will launch the first web program schedule magazine.

Radio: Billy will be broadcasting audio capsules discussing the Internet on a major French radio station.

Shows and Events: In its role as a true professional showman, Billy hosts a series of multimedia shows interacting with Web avatars. Following on from the Elysee Christmas Tree event (1999), to the Cannes Film Festival Billyweb will now be at the World Firefighters games in July.

Mobile Phones: Ever up-to-date when it comes to the latest technological trends, Billyweb will be broadcasting his audio columns on Diora, the first customizable radio which you can time into using your mobile phone.

Merchandising: Billyweb has established an extensive product distribution platform. All products have something to do with the Billyweb universe or with the web and the latest technology.

Competition

           There are numerous entertainment options for teens and pre-teens on the internet presenting various and competing options for their attention.
However, the Company believes that the unique multi-medium delivery of its BillyWeb.com website is the premier e-commerce alternative to interactive entertainment community for pre-teens and teens worldwide, showcasing well-known players of music, film and sports. The Company believes its competitive advantage will increase as it is able to take advantage of increased broadband access.

Industry Regulation

Environment

  The Company engages in activities to comply with various federal, state and local laws and regulations. Compliance with such laws and regulations does not currently have a significant effect on the Company's capital expenditures, earnings, or competitive position.

Government Regulation

         The Company's operations are subject to various federal, state and local requirements which affect businesses generally, such as taxes, postal regulations, labor laws, and environment and zoning regulations and ordinances and the Federal Communications Commission.

         We believe that current state and federal regulations concerning electronic commerce do not apply to our current product line. However, there is a move towards taxation of Internet use by several states including the State of Washington.

FCC Regulatory Environment

         The Company's efforts will be subject to the regulation of the Federal Communication Commission ("FCC") because it will be operating an interactive media broadcasting industry. Both federal and state authorities regulate the manufacture and sale of multimedia production. The Company will obtain all required federal and state permits, licenses, and bonds to operate its facilities. There can be no assurance that the Company's operation and profitability will not be subject to more restrictive regulation and increased taxation by federal, state, or local agencies. All Billy Web Corp. programming is proprietary and will be protected by copyright laws.


Employees and Consultants

         The Company has had no employees since its organization. The Company anticipates that it will rely greatly on the management skills of its newly appointed post reorganization officers Frederic Richard and Alberto Afonso

Facilities

         The Company maintains an office at 20 E. 42nd Street, Suite 6-R, New York, N.Y. 10017, Telephone: (212) 687-3629, and 28 Bd Malesherbes, Paris France, 75008, Telephone: 011-33-0-1- 40-17. The Company owns no real or personal property.

Risk Factors

         Before making an investment decision, prospective investors in the Company's Common Stock should carefully consider, along with other matters referred to herein, the following risk factors inherent in and affecting the business of the Company.

         1. Development Stage Company. BLWB was only recently organized on June 10, 1998, and accordingly, is in the early form of development stage and must be considered promotional. There are numerous competitors for pre-teen and teen viewing attention on the Internet several of which are large public companies, which are already positioned in the ecommerce business and which are better financed than the Company. There can be no assurance that the Company, with its limited capitalization, will be able to compete with these companies and achieve profitability. (See Part I, Item 1. "Description of Business.")

         2. Minimal Assets, Working Capital and Net Worth. As of February 29, 2000, the Company's total assets in the amount of $51,841, consisted, principally, of paid-in capital of $59,895 less accrued expenses. As a result of its minimal assets, as of February 29, 2000, the Company has very minimal net worth presently. Further, BLWB's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders. (See Part I, Item 1. "Description of Business")

         3. Need for Additional Capital: Going Concern Qualification Expressed by Auditor. Without an infusion of capital or profits from operations, the Company is not expected to continue in operation after the expiration of its 2001 fiscal year end. Accordingly, the Company is not expected to become a viable business entity unless additional equity and/or debt financing is obtained. BLWB's independent certified public accountant has expressed this as a "going concern" qualification to the opinion of Durland and Company, CPAs P.A. on the Company's financial statements. The Company does not anticipate the receipt of operating revenues until management successfully implements its Reorganized business plan, which is not assured. Further, BLWB may incur significant unanticipated expenditures which deplete its capital at a more rapid rate because of among other things, the development stage of its business, its limited personnel and other resources. Because of these and other factors, management is presently unable to predict what additional costs might be incurred by the Company beyond those currently contemplated to obtain additional financing and achieve market penetration of Billyweb.com on a commercial scale. BLWB has no identified sources of funds, and there can be no assurance that resources will be available to the Company when needed.

         4. Competition. The internet entertainment market is highly competitive The Company's competitors include local, regional and national companies, many of which are larger and have greater financial and marketing resources than the Company. There can be no assurance that the Company will be able to compete effectively against such competitors in the future. (See Part I. Item 1. "Description of Business," (b) "Business

         5. Potential Anti-Takeover and Other Effects of Issuance of Preferred Stock May Be Detrimental to Common Shareholders. The Company is authorized to issue up to 10,000,000 shares of preferred stock. $.0001 par value per share (hereinafter referred to as the "Preferred Stock"); none of which shares has been issued. The issuance of Preferred Stock does not require approval by the shareholders of the Company's Common Stock. The Board of Directors, in its sole discretion, has the power to issue shares of Preferred Stock in one or more series and to establish the dividend rates and preferences, liquidation preferences, voting rights, redemption and conversion terms and conditions and any other relative rights and preferences with respect to any series of Preferred Stock. Holders of Preferred Stock may have the right to receive dividends, certain preferences in liquidation and conversion and other rights; any of which rights and preferences may operate to the detriment of the shareholders of the Company's Common Stock. Further, the issuance of any shares of Preferred Stock having rights superior to those of the Company's Common Stock may result in a decrease in the value of market price of the Common Stock provided a market exists, and additionally, could be used by the Board of Directors as an anti-takeover measure or device to prevent a change in control of the Company.

         6. Possible Adverse Effect of Penny Stock Regulations on Liquidity of Common Stock in any Secondary Market. In the event a market develops in the Company's shares, of which there can be no assurance, then if a secondary trading market develops in the shares of Common Stock of the

Company, of which there can be no assurance, the Common Stock is expected to come within the meaning of the term "penny stock" under 17 CAR 240.3a51-1 because such shares are issued by a small company; are low-priced (under five dollars); and are not traded on NASDAQ or on a national stock exchange. The Securities and Exchange Commission has established risk disclosure requirements for broker-dealers participating in penny stock transactions as part of a system of disclosure and regulatory oversight for the operation of the penny stock market. Rule 15g-9 under the Securities Exchange Act of 1934, as amended, obligates a broker-dealer to satisfy special sales practice requirements, including a requirement that it make an individualized written suitability determination of the purchaser and receive the purchaser's written consent prior to the transaction. Further, the Securities Enforcement Remedies and Penny Stock Reform Act of 1990 require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure instrument that provides information about penny stocks and the risks in the penny stock market. Additionally, the customer must be provided by the broker-dealer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. For so long as the Company's Common Stock is considered penny stock, the penny stock regulations can be expected to have an adverse effect on the liquidity of the Common Stock in the secondary market, if any, which develops.

Item 2. Description of Property

         The Company leases offices at 20 E. 42nd Street, Suite 6-R, New York, N.Y. 10017, Telephone: (212) 687-3629, and 28 Bd Malesherbes, Paris France, 75008, Telephone: 011-33-0-1- 40-17. The Company owns no real or personal property.

Item 3. Legal Proceedings.

     The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Company's shareholders during the Fourth Quarter of the fiscal year ended February 29, 2000, covered by this annual report , through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information.

     There has been no established public trading market for the Common Stock since the Company's inception on June 10, 1998.

     (b) Holders.

     As of February 29, 2000, the Company had 36 shareholders of record of its 2,050,000 outstanding shares of Common Stock.

     (c) Dividends.

     The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.


Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

         Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. The Company has not realized any revenues since its inception due to the fact that it has been primarily engaged in organizational and promotional activities. As a result, from inception (June 10, 1998) through Febraury 29, 2000 , the Company had $0 in revenue. Total Company operating expenses as of February 29, 2000 were $2,901. The Company has reorganized and discontinued its original business plan. The Company has decided to pursue a new direction subsequent to its Reorganization which involves the Interactive accessing of the internet in a new and unprecedented manner.

Financial Condition, Capital Resources and Liquidity

         At February 29, 2000, the Company had assets totaling $51,841 and an accumulated net loss of $11,644. The increase in the Company's accumulated deficit is attributable to accrued legal expenses, organization expenses and professional fees. Since the Company's inception, it has received $60,000 in cash contributed as consideration for the issuance of shares of Common Stock.


Liquidity/Working Capital

         BLWB's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. The Company, at inception, issued 1,000,000 shares of the Company's Common Stock to Mr. A. Rene Dervaes (850,000 shares), President and Director of BLWB, for the fair value of services rendered valued at $85.00, and Ms. Johanna Bonnier (150,000 shares), Secretary and Treasurer of BLWB, for the fair value of services rendered valued at $15.00. During the period June 1998 through September 24, 1998 the Company issued and sold an aggregate of 1,000,000 shares of Common Stock to New York, Florida and the Country of France residents for cash consideration totaling $10,000. No underwriter was employed in connection with the offering and sale of the shares. The Company claimed the exemption from registration in connection with each of the offerings provided under Section 3(b) of the Act and Rule 504 of Regulation D promulgated thereunder, Section 359-(f)(2) of the New York Statutes and
Section 517.061(11) of the Florida Code. On or about September 15, 1998, the Company issued and sold 50,000 shares of unrestricted Common Stock to five(5) French nationals for cash consideration totaling $50,000 at $1.00 per share.

         The Company claimed the exemption from registration in connection with each of the offerings provided under Section 3(b) of the Act and Rule 504 of Regulation D promulgated thereunder, and Section 517.061(11) of the Florida Code. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of its revenues, if any. (See Part I, Item 1. "Description of Business"; See Part I, Item 4. "Security Ownership of Certain Beneficial Owners and Managers" and Part I, Item 7. "Certain Relationships and Related Transactions.")

         The ability of the Company to continue as a going concern is dependent upon its ability to deliver on its commitment to its new business plan. The Company has sufficient capital to continue in the current limited manner for two to three more years. The Company does not wish to continue in the current limited manner. Once the company has completed the registration process it intends to seek, (and has begun searching for), a competent registered broker/dealer to assist the Company in raising the funds necessary to begin its planned operations. The company is aware of its limited resources and is attempting to conserve those resources by concentrating on completing one step of the process at a time.

Net Operating Losses

         The Company has net operating loss carry-forwards of $11,600 expiring at February 28, 2019. The company has a $1,750 deferred tax asset resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. The Company may not be able to utilize such carry- forwards as the Company has no history of profitable operations.

Year 2000 Compliance

         The Company has not experienced a material impact to its operations or financial condition as a result of Year 2000 compliance. The Company does not expect to experience any future cost to be Year 2000 compliant. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

Forward-Looking Statements

         This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Item 7. Financial Statements.

The information called for by this item is indexed on Page F-1 of this report and is contained on the pages following said page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         NONE

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors *

     Set forth below are the names, ages, positions with the Company and business experiences of the executive officers and directors of the Company.

Name                          Age       Position(s) with Company
- ----                        ---       ------------------------
A. Rene Dervaes, Jr.(2)        61        President & Director *

Johanna Bonnier(2)             27        Secretary & Treasurer *
----------------------
(2) The above-named person may be deemed to be "promoters" and "parents" of the Company, as those terms are defined under the Rules and Regulations promulgated under the Act.

         All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Director. Mr. Richard* and Bonnier* will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers and/or directors of the Company.[* See: Part III Item 13 Exhibits and Reports on Form 8-K]

         Aside from the above officer and director, there are no other persons whose activities will be material to the operations of the Company at this time. Dervaes and Bonnier are the sole "promoters" of the Company as such term is defined under the Act.

Family Relationships

         There are no family relationships between or among the executive officers and director of the Company.

Business Experience *

         A. Rene Dervaes has served as the President and Director of the Company since its inception(June 10, 1998).

        Mr Dervaes has served as the President and Director of the Company since its inception on June 10, 1998. As such he acts as the CEO. Mr. Dervaes was the co-founder and then Chairman of the A.R. Dervaes Company, Inc. from 1961 to 1982, a 125 employee manufacturer and supplier of equipment to heavy industry. Mr. Dervaes terminated his employment at A.R. Dervaes Company when control of the company was acquired by third parties. From 1982 to 1985 he was the President of Khonbu Industries, a designer and nationwide distributor of exclusive consumer products. From 1978 to 1986 he was the Chairman and CEO of Eagle Rock Corporation. From 1986 to 1990 he was the Chairman and CEO of Vantage Industries, an international marketing firm. From 1991 to the present he has served as the Chairman and CEO of Secured Retirement International, Inc., specializing in the design and marketing of proprietary U.S. Treasury and municipal bond mutual funds. Mr. Dervaes also co-invented a unique finance product that pays increasing distributions through a patented method for pooling and distributing bond income. Mr. Dervaes also currently serves as a consultant for developing businesses in fields that his prior experience qualifies him for.

         Ms. Johanna Bonnier has served since the Company's inception  (June 10,
1998) as the Company's Secretary and Treasurer.

         Ms. Bonnier has served as the Secretary and Treasurer of the Company since its inception on June 10, 1998. As such she acts as the CFO. Ms. Bonnier graduated from Cap Sante in Paris, France, where she majored in Marketing and Business Science, and has been working in various sales capacities. Since September 1996 Ms. Bonnier has been a sales representative for COSMECO, a French cosmetics company. She left COSMECO in August, 1998 to work as the Marketing and Sales Director for the U.S. operations of DMI, another French cosmetics company. Ms. Bonnier brings valuable marketing and sales knowledge to the Company. [*
See: Part III Item 13 Exhibits and Reports on Form 8-K]

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, Mr. Dervaes comprises all of the Company's executive officers, directors and greater than 10% beneficial owners of its common Stock, and has complied with Section 16(a) filing requirements applicable to him during the Company's fiscal year ended February 29, 2000.[* See: Part III
Item 13 Exhibits and Reports on Form 8-K]


Item 10. Executive Compensation. *


        The Company, in consideration for various services performed for the Company, issued to Mr. Rene Dervaes, Jr., the Company's President and Director 850,000 shares of restricted common stock. The Company issued 150,000 shares of restricted common stock to Ms. Johanna Bonnier for various services performed for the Company. Except for the above-described compensation, it is not anticipated that any executive officer of the Company will receive any cash or non-cash compensation for his or her services in all capacities to the Company until such time as the Company commences business operations. At such time as BLWB commences operations, it is expected that the Board of Directors will approve the payment of salaries in a reasonable amount to each of its officers for their services in the positions of President/Treasurer, Executive Vice President and Secretary respectively, of the Company. At such time, the Board of Directors may, in its discretion, approve the payment of additional cash or non-cash compensation to the foregoing for their services to the Company. [*
See: Part III Item 13 Exhibits and Reports on Form 8-K]

         The Company does not provide officers with pension, stock appreciation rights, long-term incentive or other plans but has the intention of implementing such plans in the future.

Compensation of Directors

         The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of August 10, 1999, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five per cent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

                                        Amount *
Name and Address of   *               Beneficially        Percent of *
Beneficial Owner                         Owned             Class (1)
    ----------------                     -----            ---------
A. Rene Dervaes, Jr.                     850,000            41.46%
222 Lakeview Ave., Ste.160
West Palm Beach, FL 33401

Johanna Bonnier                          150,000             7.32%
222 Lakeview Ave., Ste. 160
West Palm Beach, FL 33401

All Executive Officers, Directors      1,000,000            48.78%
-------------------
(1) Based upon 2,050,000 shares of the Company's Common Stock issued and outstanding as of February 29, 2000. [* See: Part III Item 13 Exhibits and Reports on Form 8-K]



Item 12. Certain Relationships and Related Transactions. *

     On June 10, 1998, at inception, the Company issued 850,000 shares of restricted Common Stock to Mr. A. Rene Dervaes, the President and Director of the Company and record and beneficial owner of approximately 41.46% of the Company's outstanding Common Stock, in consideration and exchange therefore for services in connection with the organization of BLWB performed for the

Company by him.

         On June 10, 1998, at inception, the Company issued 150,000 shares of restricted Common Stock to Ms. Johanna Bonnier, the Secretary and Treasurer of the Company and record and beneficial owner of approximately 7.32% of the Company's outstanding Common Stock, in exchange for services for the Company in connection with the organization of BLWB.

         At the current time, the Company has no provision to issue any additional securities to management, promoters or their respective affiliates or associates. At such time as the Board of Directors adopts an employee stock option or pension plan, any issuance would be in accordance with the terms thereof and proper approval. Although the Company has a very large amount of authorized but unissued Common Stock and Preferred Stock which may be issued without further shareholder approval or notice, the Company intends to reserve such stock for the Rule 506 offerings contemplated to implement continued expansion, for acquisitions and for properly approved employee compensation at such time as such plan is adopted. (See Part I, Item 1. "Description of Business
- (b) Business of Issuer.")[* See: Part III Item 13 Exhibits and Reports on Form 8-K]

Item 13. Exhibits and Reports on Form 8-K.

         Subsequent to the Company's February 29, 2000 year end it abandoned its original business plan and executed a Share Exchange Agreement and
Reorganization. This resulted in the change of control of the Company. The Company filed an 8-K with the Securities and Exchange Commission on May 15th, 2000 and will within 60 days thereto file an amended 8-K with complete financials.

PART F/S

     The Financial Statements of DSI, and Notes to Financial Statements together with the Independent Auditor's Report of Durland and Company, CPA's, P.A., required by this Item 13 commence on page F-1 hereof and are incorporated herein by this reference.




                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report..............................................F-2

Balance Sheets............................................................F-3

Statements of Operations..................................................F-4

Statements of Stockholders' Equity........................................F-5

Statements of Cash Flows..................................................F-6

Notes to Financial Statements.............................................F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
BillyWeb Corp.
(f/k/a EZ Talk, Inc.)
West Palm Beach, Florida

We have audited the accompanying balance sheets of BillyWeb Corp., f/k/a EZ Talk, Inc., a development stage enterprise, as of February 29 and 28, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the period from June 10, 1998 (Inception) through February 28, 1999 and for the year ended February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BillyWeb Corp., f/k/a EZ Talk, Inc., as of February 29 and 28, 2000 and 1999 and the results of its operations and its cash flows for the period from June 10, 1998 (Inception) through February 28, 1999 and the year ended February 29, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has experienced a loss since inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                   /s/ Durland & Company
                                                   Durland & Company, CPAs, P.A.
Palm Beach, Florida
June 8, 2000

                                 BILLYWEB CORP.
                              (f/k/a EZ Talk, Inc.)
                        (A Development Stage Enterprise)
                                 Balance Sheets
                               February 29 and 28,





                                                                       2000                1999
                                                                ------------------- ------------------
                                   ASSETS
CURRENT ASSETS
  Cash                                                          $            51,841 $           58,242
                                                                ------------------- ------------------
     Total Current Assets                                                    51,841             58,242
                                                                ------------------- ------------------

Total Assets                                                    $            51,841 $           58,242
                                                                =================== ==================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accrued expenses                                               $             3,385 $            6,885
                                                                ------------------- ------------------

     Total Current Liabilities                                                3,385              6,885
                                                                ------------------- ------------------

Total Liabilities                                                             3,385              6,885
                                                                ------------------- ------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par value, authorized 10,000,000
    shares; none issued                                                           0                  0
  Common stock, $0.0001 par value, authorized 50,000,000
    shares;  2,050,000 issued and outstanding.                                  205                205
  Additional paid in capital                                                 59,895             59,895
 Deficit accumulated during the development stage                           (11,644)            (8,743)
                                                                ------------------- ------------------

     Total Stockholders' Equity                                              48,456             51,357
                                                                ------------------- ------------------

Total Liabilities and Stockholders' Equity                      $            51,841 $           58,242
                                                                =================== ==================










     The accompanying notes are an integral part of the financial statements

                                 BILLYWEB CORP.
                              (f/k/a EZ Talk, Inc.)
                        (A Development Stage Enterprise)
                            Statements of Operations


                                                                              Period from
                                                                             June 10, 1998         Period from
                                                                              (Inception)         June 10, 1998
                                                           Year Ended           through            (Inception)
                                                          February 29,       February 28,            through
                                                              2000               1999           February 29, 2000
                                                       ------------------ ------------------- ---------------------
Revenues                                               $                0 $                 0 $                   0
                                                       ------------------ ------------------- ---------------------

Expenses
  General and administrative                                          245                  43                   288
  Consulting fees                                                       0                  55                    55
  Consulting fees - related parties                                     0                 100                   100
  Organization expenses                                                 0                 385                   385
  Professional fees                                                 2,136               6,500                 8,636
  Transfer agent fees                                                 520               1,660                 2,180
                                                       ------------------ ------------------- ---------------------

    Total expenses                                                  2,901               8,743                11,644
                                                       ------------------ ------------------- ---------------------

Net loss                                               $           (2,901)$            (8,743)$             (11,644)
                                                       ================== =================== =====================
Net loss per weighted average share, basic             $             (0.0)$             (0.01)
                                                       ================== ===================
Weighted average number of shares                               2,050,000           1,955,513
                                                       ================== ===================









     The accompanying notes are an integral part of the financial statements

                                                           BILLYWEB CORP.
                                                       (f/k/a EZ Talk, Inc.)
                                                  (A Development Stage Enterprise)
                                                 Statements of Stockholders' Equity


                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                         Additional    During the         Total
                                                     Number of    Preferred    Common     Paid-in      Development    Stockholders'
                                                       Shares       Stock      Stock      Capital         Stage         Equity
                                                    ------------ ----------- ---------- ------------ --------------- --------------
BEGINNING BALANCE, June 10, 1998                               0 $         0 $        0 $          0 $             0 $            0

    June 10, 1998 - services ($0.0001/sh)              1,000,000           0        100            0               0            100
    June 15, 1998 - cash ($0.01/sh)                      500,000           0         50        4,950               0          5,000
    July 15, 1998 - cash ($0.01/sh)                      500,000           0         50        4,950               0          5,000
    September 15, 1998 - cash ($1.00/sh)                  50,000           0          5       49,995               0         50,000
servicecashsssssssssssssssss ssssss   (


Net loss                                                       0           0          0            0          (8,743)        (8,743)
                                                    ------------ ----------- ---------- ------------ --------------- --------------

BALANCE, February 28, 1999                             2,050,000           0        205       59,895          (8,743)        51,357

Net loss                                                       0           0          0            0          (2,901)        (2,901)
                                                    ------------ ----------- ---------- ------------ --------------- --------------

ENDING BALANCE, February 29, 2000                      2,050,000 $         0 $      205 $     59,895 $       (11,644)$       48,456
                                                    ============ =========== ========== ============ =============== ==============











     The accompanying notes are an integral part of the financial statements

                                 BILLYWEB CORP.
                              (f/k/a EZ Talk, Inc.)
                        (A Development Stage Enterprise)
                            Statements of Cash Flows


                                                                                          Period from
                                                                                         June 10, 1998      Period from
                                                                                          (Inception)      June 10, 1998
                                                                        Year Ended          through         (Inception)
                                                                       February 29,      February 28,         through
                                                                           2000              1999        February 29, 2000
                                                                     ----------------   --------------- -------------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                             $         (2,901)  $        (8,743)$           (11,644)
Adjustments to reconcile net loss to net cash used for
development activities
       Stock issued in lieu of cash - related parties                               0               100                 100
Change in assets and liabilities
       Increase (decrease) in accrued expenses                                 (3,500)            6,885               3,385
                                                                     ----------------   --------------- -------------------

Net cash used by development activities                                        (6,401)           (1,758)             (8,159)
                                                                     ----------------   --------------- -------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                         0            60,000              60,000
                                                                     ----------------   --------------- -------------------

Net cash provided by financing activities                                           0            60,000              60,000
                                                                     ----------------   --------------- -------------------

Net increase (decrease) in cash                                                (6,401)           58,242              51,841

CASH, beginning of period                                                      58,242                 0                   0
                                                                     ----------------   --------------- -------------------

CASH, end of period                                                  $         51,841   $        58,242 $            51,841
                                                                     ================   =============== ===================











     The accompanying notes are an integral part of the financial statements

                                 BILLYWEB CORP.
                              (f/k/a EZ Talk, Inc.)
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Principles
      The Company   BillyWeb Corp., f/k/a EZ Talk, Inc.,  is a Florida chartered development stage corporation which conducts business from its headquarters in West Palm Beach, Florida. The Company was incorporated on June 10, 1998. On May 4, 2000, the Company changed its name to BillyWeb Corp.

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

         b) Net loss per share Basic is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 2,050,000 shares of common stock issued and outstanding at February 29, 2000. The Company, on June 10, 1998, issued 850,000 shares to its president for the value of services rendered in connection with the organization of the Company. On the same date, the Company issued 150,000 shares to its secretary/treasurer and director for the value of consulting services rendered in connection with the organization of the Company. On June 15, 1998, the Company issued 500,000 shares of common stock at $0.01 per share for $5,000 in cash. On July 15, 1998, the Company issued 500,000 shares of common stock at $0.01 per share for $5,000. On September 15, 1998, the Company issued 50,000 shares of common stock at $1.00 per share for $50,000 in cash. The Company has no shares of preferred stock issued and outstanding at February 29, 2000.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry- forwards for income tax purposes of approximately $11,600, expiring at February 28, 2019 and 2020.

         The amount recorded as deferred tax assets as of February 29, 2000 is $1,750, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

                                 BILLYWEB CORP.
                              (f/k/a EZ Talk, Inc.)
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(4) Going Concern As shown in the accompanying financial statements, the Company incurred a net loss of $11,600 for the period from June 10, 1998 (Inception) through February 29, 2000. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

(5) Related Parties During the formation of the Company, the president and director received 850,000 shares and the secretary/treasurer and director received 150,000 shares for consulting services. A complete description is included in Note 2.

(6) Subsequent Events
         a) Stockholders' Equity In April 2000, the Company issued 13,500 shares of unrestricted common stock via an S-8 registration to counsel in settlement of accrued legal fees amounting to $3,385. In May 2000, two stockholders and former officers contributed 1,000,000 shares of common stock back to the Company upon their resignations. In May 2000, the Company completed a 16 for 1 forward split of its common stock. In May 2000, the Company issued 23,100,000 shares to acquire BillyWeb Corp. [see Note 6(b)].

         b) Significant Acquisition On May 15, 2000, the Company entered into an agreement to acquire 100% of the issued and outstanding common shares of BillyWeb Corp., (n/k/a Share Exchange Corp.), in exchange for 23,100,000 shares of common stock of the Company, in a reverse merger, which will be accounted for as a recapitalization of BillyWeb Corp.

Item 15. Financial Data Schedules and Exhibits and Reports on Form 8-K

Index to Exhibits

Exhibit No.   Description
---------     -----------------------------------------
3(i).1        Articles of Incorporation of EZ Talk, Inc., (filed electronically with original filing on June 10, 1999)

3(ii).1 Bylaws of EZ Talk, Inc. (filed electronically with original filing on June 10, 1999)


27.1      *   Financial Data Schedule
--------------------------------------------
*    Included Herein
(1) Incorporated herein by reference to the Registration Statement on Form 10-SB of EZ TALK, INC. (File No. 0-26329), filed with the U.S. Securities and Exchange Commission.

         (b) No Reports on Form 8-K were filed during the last quarter of the fiscal year ended February 29, 2000, covered by this Annual Report on Form 10- KSB.

                                   SIGNATURES
                                    --------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Billy Web Corp.
                                      f/k/a
                                   EZ Talk, Inc.
                                   (Registrant)


Date:      June 14, 2000       By: /s/ Frederic Richard
                                   ---------------------------------------
                                   Frederick Richard
                                   President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                              Signature               Title
----                                ---------             ----
June 14, 2000           By:  /s/ Frederic Richard
                            ------------------------
                            Frederick Richard            President


June 14, 2000           By: /s/ Alberto Afonso
                            -----------------------
                            Alberto Afonso               Secretary & Treasurer