Form 10QSB
period 2000-05-31
BILLYWEB CORP
filed 2000-07-17
CIK 1088399

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2000
Commission file no.   0-26329

                                 BILLYWEB CORP.
                    ----------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                              65-0867538
------------------------------------                   -----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

20 E. 42nd Street, Suite 6-R,
New York, N.Y.                                                    10017
------------------------------------------              -----------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:  (212) 687-3629

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

                                  EZTALK, INC.
                       222 Lakeview Avenue, Suite 160-217
                            West Palm Beach, FL 33401
   ---------------------------------------------------------------------------
          (Former name or former address, if changes since last report)

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
                         Yes X       No
                             ---        ---

         As of May 31, 2000, there are 42,166,000 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Balance Sheets...............................................F-2

Consolidated Statements of Operations.....................................F-3

Consolidated Statements of Stockholders' Equity...........................F-4

Consolidated Statements of Cash Flows.....................................F-5

Notes to Consolidated Financial Statements................................F-6

                                 BILLYWEB CORP.
                              (f/k/a EZ Talk, Inc.)
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheets



                                                                             February 29,            May 31,
                                                                                 2000                  2000
                                                                         --------------------   ------------------
                                                                                                   (unaudited)
                                      ASSETS
CURRENT ASSETS
  Cash                                                                   $             51,841   $          233,023
                                                                         --------------------   ------------------

     Total Current Assets                                                              51,841              233,023
                                                                         --------------------   ------------------

PROPERTY AND EQUIPMENT
  Furniture and fixtures                                                                    0                5,687
  Less: Accumulated depreciation                                                            0                  (34)
                                                                         --------------------   ------------------

     Total Property and Equipment                                                           0                5,653

OTHER ASSETS
  Prepaid expenses                                                                          0                  946
  Deposits                                                                                  0                7,517
                                                                         --------------------   ------------------

     Total Other Assets                                                                     0                8,463
                                                                         --------------------   ------------------

Total Assets                                                             $             51,841   $          247,139
                                                                         ====================   ==================

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accrued expenses                                                       $              3,385   $            8,000
  Short-term loan                                                                           0               60,000
                                                                         --------------------   ------------------

     Total Current Liabilities                                                          3,385               68,000
                                                                         --------------------   ------------------

Total Liabilities                                                                       3,385               68,000
                                                                         --------------------   ------------------

Minority Interest in Consolidated Subsidiary                                                0               42,659
                                                                         --------------------   ------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par value, authorized 10,000,000
    shares; none issued                                                                     0                    0
  Common stock, $0.0001 par value, authorized 50,000,000 shares;
    2,050,000 and 42,166,000 issued and outstanding, respectively                         205                4,216
  Additional paid in capital                                                           59,895              441,603
  Stock subscriptions receivable                                                            0             (150,000)
  Accumulated comprehensive income (loss)                                                   0               (3,352)
  Deficit accumulated during the development stage                                    (11,644)            (155,987)
                                                                         --------------------   ------------------

     Total Stockholders' Equity                                                        48,456              136,480
                                                                         --------------------   ------------------

Total Liabilities and Stockholders' Equity                               $             51,841   $          247,139
                                                                         ====================   ==================



     The accompanying notes are an integral part of the financial statements

                                 BILLYWEB CORP.
                              (f/k/a EZ Talk, Inc.)
                        (A Development Stage Enterprise)
                      Consolidated Statements of Operations
                           Three Months Ended May 31,
                                   (Unaudited)


                                                                                                    Period from
                                                                                                   June 10, 1998
                                                                                                    (Inception)
                                                                                                      through
                                                                      2000            1999          May 31, 2000
                                                                ---------------- --------------- ------------------
Revenues                                                        $              0 $             0 $                0
                                                                ---------------- --------------- ------------------

Expenses
  General and administrative                                              16,193             160             16,371
  Consulting fees                                                            190               0                190
  Services - related parties                                                   0               0                500
  Depreciation                                                                34               0                 34
  Professional fees                                                       13,735               0             13,735
  Web sit development                                                     89,210               0            139,210
                                                                ---------------- --------------- ------------------

    Total expenses                                                       119,362             160            170,040
                                                                ---------------- --------------- ------------------

Net loss before minority interest                                       (119,362)           (160)          (170,040)
Minority interest in consolidated subsidiary net (income) loss            14,053               0             14,053
                                                                ---------------- --------------- ------------------

Net loss                                                                (105,309)           (160)          (155,987)
Other comprehensive income (loss)
   Foreign currency translation gain (loss)                               (3,352)              0             (3,352)
                                                                ---------------- --------------- ------------------

Comprehensive loss                                              $       (108,661)$          (160)$         (159,339)
                                                                ================ =============== ==================
Net loss per weighted average share, basic                      $          (0.01)$         (0.01)
                                                                ================ ===============
Weighted average number of shares                                     41,800,000       1,955,513
                                                                ================ ===============










     The accompanying notes are an integral part of the financial statements

                                 BILLYWEB CORP.
                              (f/k/a EZ Talk, Inc.)
                        (A Development Stage Enterprise)
                 Consolidated Statements of Stockholders' Equity
           Period from June 10, 1998 (Inception) through May 31, 2000



                                                                                                          Deficit
                                                                                             Accumulated  Accumulated
                                           Number                       Additional  Stock     Comp.       During the       Total
                                              of     Preferred   Common   Paid-in    Subs.    Income     Development   Stockholders'
                                           Shares      Stock      Stock   Capital Receivable   (Loss)        Stage         Equity
                                         ----------- -------- --------- --------- --------- ----------- ------------ -------------
BEGINNING BALANCE, June 10, 1998                   0 $      0 $       0 $       0 $       0 $         0 $          0 $           0

Year Ended February 28, 1999:
  June 1998 - services                     1,000,000        0       100         0         0           0           0           100
  1st qtr. 1998 - cash                     1,000,000        0       100     9,900         0           0           0        10,000
  2nd qtr. 1998 - cash                        50,000        0         5    49,995                                 0        50,000

Net loss                                           0        0         0         0         0           0      (8,743)       (8,743)
                                         ----------- -------- --------- --------- --------- ----------- ------------ -------------

BALANCE, February 28, 1999                 2,050,000        0       205    59,895         0           0      (8,743)       51,357

Year Ended February 29, 2000:

Net loss                                           0        0         0         0         0           0      (2,901)       (2,901)
                                         ----------- -------- --------- --------- --------- ----------- ------------ -------------

BALANCE, February 29, 2000                 2,050,000        0       205    59,895         0           0      (8,743)       51,357

Three Months Ended May 31, 2000:
(unaudited)
   April 2000 - accrued expenses              13,500        0         1     3,384         0           0           0         3,385
   May 2000 - common stock contributed    (1,000,000)       0      (100)      100         0           0           0             0
   May 2000 - 16 for 1 forward split      15,952,500        0     1,595    (1,595)        0           0           0             0
   May 2000 - reverse merger              23,100,000        0     2,310   229,834         0           0     (39,034)      193,110
   May 2000 - services                     1,900,000        0       190         0         0           0           0           190
   May 2000 - stock subscription receivable  150,000        0        15   149,985  (150,000)          0           0             0
   Other comprehensive income (loss)               0        0         0         0         0      (3,352)          0        (3,352)

Net loss                                           0        0         0         0         0           0    (105,309)     (105,309)
                                         ----------- -------- --------- --------- --------- ----------- ------------ -------------

ENDING BALANCE, May 31, 2000
(unaudited)                               42,166,000 $      0 $   4,216 $ 441,603 $(150,000)$    (3,352)$   (153,086)$     139,381
                                         =========== ======== ========= ========= ========= =========== ============ =============







     The accompanying notes are an integral part of the financial statements

                                 BILLYWEB CORP.
                              (f/k/a EZ Talk, Inc.)
                        (A Development Stage Enterprise)
                      Consolidated Statements of Cash Flows
                           Three Months Ended May 31,
                                   (Unaudited)

                                                                                                         Period from
                                                                                                        June 10, 1998
                                                                                                         (Inception)
                                                                                                           through
                                                                          2000              1999        May 31, 2000
                                                                    -----------------  -------------- -----------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                            $        (105,309) $         (160)$        (155,987)
Adjustments to reconcile net loss to net cash used
for development activities:
   Stock issued for services - related parties                                      0               0               500
   Stock issued for services                                                      190               0               190
   Depreciation                                                                    34               0                34
   Minority interest in consolidated subsidiary income (loss)                 (14,053)              0           (14,053)
Change in assets and liabilities:
   (Increase) decrease in prepaid expenses                                       (946)              0              (946)
   (Increase) decrease in deposits                                             (7,517)              0            (7,517)
   Increase (decrease) in accrued expenses                                      8,000               0             8,000
                                                                    -----------------  -------------- -----------------

Net cash used by development activities                                      (119,601)           (160)         (169,779)
                                                                    -----------------  -------------- -----------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                          (5,687)              0            (5,687)
                                                                    -----------------  -------------- -----------------

Net cash used by investing activities                                          (5,687)              0            (5,687)
                                                                    -----------------  -------------- -----------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Cash acquired in reverse merger                                             51,841               0            51,841
   Proceeds from short-term loan                                                    0               0            60,000
   Receipt of stock subscriptions by subsidiary                               240,000               0           300,000
                                                                    -----------------  -------------- -----------------

Net cash provided by financing activities                                     291,841               0           411,841
                                                                    -----------------  -------------- -----------------

Effect of exchange rates on cash                                               (3,352)              0            (3,352)
                                                                    -----------------  -------------- -----------------

Net increase (decrease) in cash                                               163,201            (160)          233,023

CASH, beginning of period                                                      69,822          58,242                 0
                                                                    -----------------  -------------- -----------------

CASH, end of period                                                 $         233,023  $       58,082 $         233,023
                                                                    =================  ============== =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Non-Cash Financing Activities:
    Common stock issued to pay accrued expenses                     $           3,385  $            0 $           3,385
                                                                    =================  ============== =================




     The accompanying notes are an integral part of the financial statements

                                 BILLYWEB CORP.
                              (f/k/a EZ Talk, Inc.)
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
               (Information with respect to the three months ended
                      May 31, 2000 and 1999 is unaudited)


(1) Summary of Significant Accounting Principles
    The  Company   BillyWeb  Corp., f/k/a EZ Talk, Inc., is a  Florida chartered development stage corporation which conducts business from its headquarters in West Palm Beach, Florida. The Company was incorporated on June 10, 1998. On May 4, 2000, the Company changed its name to BillyWeb Corp.

          The Company has not yet engaged in its expected operations. The Company's future operations will be to market various products via an interactive web site. Current activities include raising additional equity and negotiating with potential key personnel and facilities. There is no assurance that any benefit will result from such activities.

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

         The following summarize the more significant accounting and reporting policies and practices of the Company:

          a) Use of estimates In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

          b) Significant acquisition On May 15, 2000, the Company entered into an agreement to acquire 77.3% of the issued and outstanding common shares of BillyWeb Corp., (n/k/a Share Exchange Corp.), in exchange for 23,100,000 shares of common stock of the Company, in a reverse merger, which will be accounted for as a recapitalization of BillyWeb Corp., (n/k/a Share Exchange Corp.).

          c) Principles of consolidation The consolidated financial statements include the accounts of BillyWeb Corp. and its wholly owned subsidiary. Inter-company balances and transactions have been eliminated. The historical financial statements of Share Exchange Corp. have been presented for the period prior to the reverse merger.

          d) Net loss per share Basic is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

          e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $34 and $0 for the three months ended May 31, 2000 and 1999, respectively.

                                 BILLYWEB CORP.
                              (f/k/a EZ Talk, Inc.)
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(1) Summary of Significant Accounting Principles (Continued)
          f) Foreign currency transaction and translation gains(losses) The principal operations of the Company are located in France. On a consolidated basis the Company's reporting currency is the US Dollar.

          g) Research & development Research & development expenses are expensed in the period incurred.

          h) Interim financial information The financial statements for the three months ended May 31, 2000 and 1999 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 42,166,000 and no shares of common and preferred stock, respectively, issued and outstanding at May 31, 2000. On June 10, 1998, the Company issued 1,000,000 shares to its officers for the value of services rendered in connection with the organization of the Company. In the second quarter of 1998, the Company issued 1,000,000 shares of common stock at $0.01 per share for $10,000 in cash. In the third quarter of 1998, the Company issued 50,000 shares of common stock at $1.00 per share for $50,000 in cash. In April 2000, the Company issued 13,500 shares of unrestricted common stock via an S-8 registration to counsel in settlement of accrued legal fees amounting to $3,385. In May 2000, two stockholders and former officers contributed 1,000,000 shares of common stock back to the Company upon their resignations. In May 2000, the Company completed a 16 for 1 forward split of its common stock. In May 2000, the Company issued 23,100,000 shares to acquire BillyWeb Corp., (n/k/a Share Exchange Corp.). In conjunction with this acquisition, the Company issued 1,900,000 shares of common stock to its investment banker for services rendered, valued at $190. In May 2000, the Company issued 150,000 shares of common stock in exchange for a subscription receivable of $150,000 in cash.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry- forwards for income tax purposes of approximately $156,000, expiring $50,700 and $105,300 at February 28, 2020 and 2021, respectively.

         The amount recorded as deferred tax assets as of May 31, 2000 is $23,000, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4) Going Concern As shown in the accompanying financial statements, the Company incurred a net loss of $156,000 for the period from June 10, 1998 (Inception) through May 31, 2000. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

                                 BILLYWEB CORP.
                              (f/k/a EZ Talk, Inc.)
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(5) Commitments and Contingencies On April 1, 2000, the Company's subsidiary entered into a three-year lease for office space at approximately $3,670 per month, or $44,000 annually. The lease contains a provision for a three-year extension.

(6) Short-Term Note Payable In January and February 2000, the Company's subsidiary received a $60,000 short-term demand loan from a third party, as the Company had not received its stock subscription receivable timely and had let a contract for the web site development. This note carried no stated interest.

(7) Subsequent Events
         (a) Short-Term Note Payable The entire note payable was repaid in June 2000.

         (b) Stockholders' Equity In June 2000, the Company received $75,000 of the stock subscription receivable.

         (c) Material Contracts In May 2000, the Company entered into three agreements with three French companies, which call for the Company to place hyper-links and logos for each of these three companies in strategic locations of the Company's web site. The counter-parties will also be providing pages of content for the Company's web site. One agreement is for a term of one year and calls for the counter-party to pay the Company approximately $1,400 per month. The other two agreements are for three months and call for the counter-parties to pay the Company approximately $1,400 and $1,900 per month. All three agreements automatically renew for terms matching the original life. Payments are scheduled to begin in September 2000.

Item 6. Management's Discussion and Analysis or Plan of Operation.

General

     Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. The Company has not realized any revenues since its inception due to the fact that it has been primarily engaged in organizational and promotional activities. As a result, from inception (June 10, 1998) through May 31, 2000 , the Company had $0 in revenue. Total Company operating expenses as of May 31, 2000 were $155,987, on a consolidated basis.

     On May 3, 2000 the Company announced approval of the amendment of its Articles of Incorporation in order to change the name of the Company from EZTalk, Inc. to BillyWeb Corp.

     On May 15, 2000, BillyWeb Corp., f/k/a EZTalk, Inc. (the "Company") and Share Exchange Corp., f/k/a BillyWeb Corp. , a Florida corporation, and the individual holders of outstanding capital stock of Share Exchange Corp. (the "Holders") consummated a reverse acquisition (the "Reorganization") pursuant to a certain Share Exchange Agreement ("Agreement") of such date. Pursuant to the Agreement, the Holders tendered to the Company 77.3% of the issued and outstanding shares of common stock of Share Exchange Corp. in exchange for 23,100,000 shares of common stock of the Company. The reorganization is being accounted for as a reverse acquisition.

     Prior to the reorganization the Company effected a forward split of its common stock at the rate of 16 to 1, for holders of record on May 4, 2000, with distribution effective May 10, 2000. Total issued and outstanding stock following the forward split and after effecting the Share Exchange Agreement is 42,016,000. Subsequent to its reorganization the Company discontinued its original business plan and decided to pursue a new direction which involves the Interactive accessing of the internet in a new and unprecedented manner.

     Simultaneously with the closing of the aforementioned Reorganization, the then officers and directors of the Company tendered their resignations in accordance with the terms of the Agreement. Frederic Richard and Alberto Afonso were elected to serve on the Board of Directors of the Company (the "Board"). The Board subsequently appointed Frederic Richard as President of the Company and Alberto Afonso as Secretary and Treasurer of the Company.


Plan of Operations

     Subsequent to the reorganization by the Company the newly elected Board of Directors and officers put into place a new Company Mission. The Company's new mission is to establish permanent worldwide brand name recognition for the Billy World, led by Billy, the prominent Disney star and Disney club host. The Company's objective is to have Billy become the Billy World representative around the globe. The brand name Billyweb will be continuously emphasized in all TV, music, videogames, shows, magazines and periodicals, live shows, events etc. On the WEB siteitself, the caption "Billyweb: Little Browser Is Helping You" will be recurrent in numerous languages.

The development process of the Company will involve several steps:

* Various local hosts are selected according to their sensitivity to the local teenage market, present Billyweb TV and Radio Billyweb shows, which share the characteristics of short, focused and area specific animation by a common player: Billy, the "big wig" host and guide to the Internet world. The key visual effect is obtained without any language reference, so that Billy can perform anywhere without dubbing. In addition to the local host and Billy, virtual video-composite characters appear in real time thanks to the technology developed in partnership with City Media.

* A virtual "set" is created on-line, in which a family of various characters derived from the real world play in motion. This "playground" is subject to constant evolution and re design for endless surprise effects, and renewed interest of the youngest. First, a totally animated and fully interactive
"shell"  website  developed  on the common  mold is  provided  for each  market;
second, editorial content is provided locally to the shell version of the original website, and enriched by a local team of specialized journalists.

* On-line co-branding, partnerships and Joint Ventures are actively negotiated for the purpose to reach the best possible content, optimize traffic and visibility and maximize profitability by reducing development costs. The various agreements are negotiated with leading companies that specialize in the teen market in Music, Video, Movies, Videogames, Toys, Fashion, Travel and Culture, History and Literature.

* The final stage is to interconnect the different mirrored website platforms. The creation of a "World" family where French, Anglo-American, Hispanic, German and possibly Asian characters are joined, linked and mixed in order to create the first multilingual worldwide access portal for pre- teens and teens.

         The Company's has already initiated a stream of revenues. Revenues optimization will occur as the geographical exposure of Billyweb reaches its critical mass. Revenues will accrue from a natural extension of the Company's current activities and will range from TV production, Live and Radio shows, advertising, copyrights, endorsement and licensing, royalties on music production and database sharing.

Financial Condition, Capital Resources and Liquidity

         At May 31, 2000, the Company had assets totaling $247,139 and an accumulated net loss of $155,987. The increase in the Company's accumulated deficit is attributable to website development costs and professional fees. Since the Company's inception, it has received $60,000 in cash as consideration for the issuance of shares of Common Stock. The Company's subsidiary has received $300,000 in cash as consideration for the issuance of shares of common stock.

Liquidity/Working Capital

         BLWB's working capital is presently $165,000, however, there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital.

Net Operating Losses

         The Company has net operating loss carry-forwards of $155,987 expiring at February 28, 2020 and 2021. The company has a $23,000 deferred tax asset resulting from the loss carry- forwards, for which it has established a 100% valuation allowance. The Company may not be able to utilize such carry-forwards as the Company has no history of profitable operations.

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

Item 2.                    Changes in Securities and Use of Proceeds

     On May 15, 2000, BillyWeb Corp., f/k/a EZTalk, Inc. (the "Company"), a Florida corporation, and Share Exchange Corp., f/k/a BillyWeb Corp. , a Florida corporation, and the individual holders of outstanding capital stock of Share Exchange Corp. (the "Holders") consummated a reverse acquisition (the "Reorganization") pursuant to a certain Share Exchange Agreement ("Agreement") of such date. Pursuant to the Agreement, the Holders tendered to the Company 77.3% of the issued and outstanding shares of common stock of Share Exchange Corp. in exchange for 23,100,000 shares of common stock of the Company. The reorganization is being accounted for as a reverse acquisition.

     Simultaneously with the closing of the Reorganization, the then officers and directors of the Company tendered their resignations in accordance with the terms of the Agreement. The then officers and directors also contributed, on a pre split basis, 1,000,000 shares of common stock back to the Company upon tendering their resignations.

     Prior to the reorganization the Company effected a forward split of its common stock at the rate of 16 to 1, for holders of record on May 4, 2000, with distribution effective May 10, 2000. Total issued and outstanding stock following the forward split and after effecting the Share Exchange Agreement is 42,016,000.

     On April 21, 2000, the Company file an S-8 with the Securities and Exchange Commission regarding an Employee/Consultant Stock Compensation Plan wherein the Company registered 100,000 shares of its common stock at a proposed maximum offering price of .0238 to be made available as compensation to Employees and/or Consultant's.

     In May 2000, the Company issued 150,000 shares of common stock in exchange for a subscription receivable of $150,000 in cash.

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     On May 15, 2000, the major stockholders of the Company entered into an agreement to exchange 77.3% of the issued and outstanding common shares of Share Exchange Corp. (the "Holders") consummated a reverse acquisition (the "Reorganization") pursuant to a certain Share

Exchange Agreement ("Agreement") of such date. Pursuant to the Agreement, the Holders tendered to the Company 77.3% of the issued and outstanding shares of common stock of Share Exchange Corp. in exchange for 23,100,000 shares of common stock of the Company.

         Copies of the Agreement and the required financial data have been filed as an Exhibit to the Company's 8 K which was filed with the Securities and Exchange Commission on May 15, 2000, and is incorporated herein by reference. The aforementioned 8-K was subsequently updated by an 8-K Amendment which was filed with the Securities and Exchange Commission on July 10, 2000, and is incorporated herein by reference. The foregoing descriptions are qualified in their entirety by reference to the full text of such documents.

Item 5. Other Information

         In June 2000, subsequent to the close of the quarter ending , May 31, 2000, the Company received $75,000 in cash relating to the stock subscription receivable accounted for by the Company in the prior quarter.

         NEW DESCRIPTION OF BUSINESS

         BillyWeb Corp. is an entertainment creation that utilizes a multimedia cluster organized around the central Internet Portal dedicated entirely to teen and pre-teen entertainment and "fun" educational needs. BillyWeb was officially launched in May 2000 at the International Cannes Film Festival. In this short period since introduction, the Company has already initiated a revenue stream. The Company believes it will develop substantial sources of recurring revenues in the near future.

The majority of the business segments described below are in the planning stage. Business prospects are scheduled from the very near to the longer term.

Television

         TV Co-Production

The Company is currently negotiating with a TV production company, KM Productions for the co-production of TV programs. Programming will be sold to specialized TV channels dedicated to youth, from ages 4 to 14, such as Canal J. In France, Canal J is comparable to Nickelodeon and FoxKids and is the leader in its niche market, ahead of Disney Channel, TeleToon, Cartoon Network and FoxKids France.

In all cases, Billyweb will provide the concept, the Billyweb universe, hosting and animation and character support while the co-producer will provide editorial research and content.

In all French speaking shows, Billy will be the sole host. In English speaking countries, Linda Lacoste will be co-host and in Spanish speaking countries, a local TV star will be co-host. In Spain, the contribution of Maria Bravo has been pre-selected.

Three types of TV entertainment features will be offered in short order: the Daily BillyWeb Series, Billy Adventure and the BillyWeb Show. Other features, such as "Coucou C'est Nous" and famille.e-net are only at the drawing board stage.

         The Daily BillyWeb Series

The daily TV production on the Internet, featuring Billy is owned by TF1, the largest European channel. The show appears daily at peak time, just before the 8PM newscast. The show, which is viewed by 8 million viewers daily, has contributed to making Billy a household name in France.

The show intends to familiarize the audience with the intricacies of the Internet in a didactic, educational, unconventional, cool and fun way. A different topic is chosen every day on any subject of interest to kids, for instance Christmas shopping on the Web, or movie selections, etc. In all cases, the viewer is held by the virtual hand and shown directly on his or her TV screen how to go about navigating the Net by Billy. Billy is concomitantly the jester, the guide, the comedian and the accomplice who leads his friends through the maze of the Internet.

TF1 had the exclusive on the daily format, or HyperNet on French broadcast TV since over a year. The current contract, financed by Lycos, the second largest search engine in the world, is due for renewal in December. The cost of the current six-month extension is approximately $4 million.

The format could be modified at little cost and sold to television channels in other countries, as well as to cable TV in any country including France, and to Internet channels. Advanced discussions are currently under way to expand the concept to other French speaking countries; also advanced contact negotiations are under way with Spain; lastly, a pilot for and English language production has been prepared where Australian actors and American singers accompany Billy through his Internet fantasy tour.

Since the format of the show will be minimally changed from its original version on TF1, production costs will be contained. Additionally, BillyWeb Corp. will encourage sponsors to complement the source of revenues from the show.

         Billy Adventure

Billy Adventures is a new TV concept in which Billy is the kids' special correspondent through the web, akin to the role that Tintin had in the adventure world for the previous, pre-Internet generation. Subject requests will be solicited from Internauts directly on TV and on the web site, e-mails, etc. The selected subjects will be researched, investigated, played out and produced.

The subjects, which are potentially infinite, have recurring themes. Kids' interests will almost always include how to become a firefighter, or an astronaut, or a sheriff, or a jet pilot etc. Other subjects often include a circus, or the backstage of a Broadway musical, music and movie production, etc.

As an illustration of an episode borrowed from the firefighter example, Billy will be the kids' special envoy to the fire brigade. He will participate in training, jump aboard a blaze bound fire truck, participate in rescue operations, etc. As usual, the tone and the pace will be fast and highly entertaining.

A constant of the show is a connection to the web. In his travels, Billy will always carry along his portable computer for help and assistance from the BillyWeb cyber characters, as the action unfolds under the spectators' eyes. The 3D animated cyber characters Billyweb, Sharkee, Lindatoo, Buggy and others will jump into the action and volunteer hints, tips and advice to Billy and to the audience as to where and what to find on the web that is directly related to the topic of the show. For instance, related topics could include a lead on the sites covering the firefighters of the world, or the requirement of training and enrollment, firefighter uniforms, the acts that save lives, etc.

Each Billy Adventure show will run for a week for five days with a daily airtime of 10mn. Each day of the week will cover a different aspect of the topic. Monday will be the topic's introduction. On Tuesday, Billy would jump straight into the action. On Wednesday, Billy will interview the topic's heroes, Thursday will be dedicated to educational issues on the topic and Friday will be the wrap-up.

Emphasis will always be placed on the interconnection between multiple media, the strength and uniqueness of the Company. As the real action unfolds off-line, Internauts will also receive the cyber version on-line. Magazine and newspaper editorial will further amplify the multimedia coverage of the Billy Adventure show.

The network will finance the production. Copyrights will be owned jointly by the co-producers and the network. The series will be sold and re-run to other TV networks in several countries, after undergoing area-specific modifications. In addition to copyrights, the co-producers will solicit sponsorships from large consumer product companies, such as cereal marketers, toy companies etc.

         Billyweb Show

This daily show will also be broadcast on TV, with the active participation of several kids who will be placed in a cyber universe animated by Billy and all the cyber 3-D characters.

The format of the show is to organize a competition between two opposing schools over the course of a week, on a daily basis of 15mn airtime.

Five kids will be the representatives and the champions of the class selected for each school. These five kids have their own specialty that will match the daily theme. Billy will host the game, with constant interplay from cyber characters Billyweb and Sharkee, who will also ask questions, and in turn attempt to destabilize or assist the contenders.

The Monday theme will be sports. One of the kids in each competing class will be selected to be the captain of the class. Billy or any of the cyber characters will offer a series of quizzes for the competition. Kids in each class, under the direction of their captain and the input from Billy or the cyber characters will access the web for research on the quizzes. On Tuesday, another kid will be selected for music with the same scenario. On Wednesday, cinema, on Thursday, history and geography, and on Friday the finale where the winning class is selected.

For outside support, the two opposing teams will rely on 2 cyber pal challengers in each class who will remain at the school site and assist their respective jousting teams via web cam connection. They will have at their disposal all available research tools that the school has to offer in order to assist their team.

Also, in the evening, each member of the competing teams will be encouraged to access the BillyWeb site, not only to recount the events of the day, but also to find additional clues

Radio

         Radio Interviews

Billy will utilize his connections to the world of arts, entertainment and sports to record audio interviews of movie, TV and sports stars. Each clip will last only a couple of minutes and will target events related star interviews, for instance at the occasion of the world cup, music and film festivals, such as the Cannes or Venice festivals etc.

Billy will also chose presentation topics on any subject of interest to teen and pre-teens, about music, cinema, travel etc.

The radio clips will be sold to a variety of radio stations, both large and independent that in France alone total more than 50, with such names as TF1, Europe, Energy, RTL 2, Voltage FM, Kiss, Europe 2 etc.

The first contract with Voltage Radio has recently been signed for the production of---------- interview clips.

         Radio Advertising

Billy will promote on radio sponsor-directed radio clips on subjects of interest to teen or pre- teen, such as special travel promotions, a new line of sneakers, upcoming performances etc.

The co-production and the promotion of these radio interviews and sponsored programs will be managed by Eric Angioletti, formerly from Energy, the number one music radio station in France.


Merchandising

Merchandising is the natural commercial development from the multimedia fame of Billy and the BillyWeb characters. The Billy 3 D animated cartoon characters have been introduced to the

French and the International public at the occasion of the annual Christmas show at the Elysee Palace and the Cannes International Film Festival 2000. The BillyWeb shows, all the events, Billy Adventures etc. will promote to a very large audience the full set of new characters to a level of brand awareness. BillyWeb animated sets will be developed for major department stores and hypermarkets.

The Company has already developed a set of stuffed dolls at the image of the 3-D characters, a line of tank and tee shirts and is expanding its contacts with license manufacturers of watches, toy manufacturers, etc.

Video games utilizing the Billy characters will also be developed.


Music

BillyWeb will augment its appeal to a young audience with an active music production activity. The first music single, "Supersonic Fantasy" performed by Chris Willis will be released in the fall.

Off-line Shows and Events

Billy will actively promote the BillyWeb concept and appeal with live show tours that will include national events such as the annual Christmas Tree party at the Elysee Palace and private events with municipalities and corporations. During these tours, Billy will create the universe of 3-D animation on large interactive projection screens intermingling with real life characters, acrobats, clowns and dancers.


Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description
-----------       -----------------------------------------------------------
3(i).1            Articles of Incorporation of EZT effective June 10, 1998(1)

3(i).2   *        Articles of Amendment  to the Articles of Incorporation of EZT
                  changing its name to BILLYWEB CORP. filed May 3, 2000

3(ii).1           Bylaws of EZT(1)

10.1              EZ Talk, Inc. Employee/Consultant Stock Compensation Plan(2)

10.2     *        Partnership Contract with ALIDOO RCS PARIS

10.3     *        Contract for Trading Content with EUREKAN MULTIMEDIA, SA

10.4     *        Contract for Trading Content with QUELM

27.1     *        Financial Data Schedule
----------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form 10- SB.

(2) Incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on or about April 21, 2000.

*    Filed herewith

     (b) The Company filed a Form 8-K with the Securities and Exchange Commission (the "SEC") on May 16, 2000. The Company subsequently filed an Amended 8- K with the SEC on July 10, 2000, incorporating the Audited Financial Statements of Share Exchange Corp, a Florida corporation, for the year ending February 29, 2000, as well as the Company's Proforma Financial statements for the year ending February 29, 2000.

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BILLYWEB CORP.
                                    (Registrant)


Date:    July 11, 2000         By:  /s/ Frederic Richard
                                    --------------------------------
                                    Frederic Richard, President & Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Date                        Signature                  Title
    ----                          ---------                -----

 July 11, 2000       By:      /s/ Frederic Richard
                              ---------------------
                              Frederic Richard            President & Director