Form 10QSB
period 2000-08-31
BILLYWEB CORP
filed 2000-10-23
CIK 1088399

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2000
Commission file no.   0-26329

                                  BILLYWEB CORP.
            ---------------------------------------------------------
                   (Name of Small Business Issuer in its Charter)

Florida                                                               65-0867538
-------------                                            -----------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

20 E. 42nd Street, Suite 6-R,
New York, N.Y.                                                             10017
---------------------------------                        -----------------------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number:  (212) 687-3629

Securities to be registered under Section 12(b) of the Act:

     Title of each class                                   Name of each exchange
                                                             on which registered
         None                                                          None
----------------------------------                       -----------------------
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

     As of August 31, 2000, there are 42,166,000 shares of voting stock of the registrant issued and outstanding.

                                  PART I

Item 1. Financial Statements



               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Balance Sheets..................................................F-2

Consolidated Statements of Operations and Comprehensive Income (Loss)........F-3

Consolidated Statements of Stockholders' Equity..............................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6




                                   BILLYWEB CORP.
                               (f/k/a EZ Talk, Inc.)
                         (A Development Stage Enterprise)
                            Consolidated Balance Sheets

                                                                                  February 29,          August 31,
                                                                                      2000                 2000
                                                                               -------------------  ------------------
                                                                                                       (unaudited)
                                   ASSETS
CURRENT ASSETS
  Cash                                                                         $            51,841  $          219,720
                                                                               -------------------  ------------------

     Total Current Assets                                                                   51,841             219,720
                                                                               -------------------  ------------------

PROPERTY AND EQUIPMENT
  Leasehold improvements                                                                         0               3,868
  Furniture and fixtures                                                                         0              15,273
  Less: Accumulated depreciation                                                                 0               (831)
                                                                               -------------------  ------------------

     Total Property and Equipment                                                                0              18,310

OTHER ASSETS
  Prepaid expenses                                                                               0                 947
  Deposits                                                                                       0               7,517
                                                                               -------------------  ------------------

     Total Other Assets                                                                          0               8,464
                                                                               -------------------  ------------------

Total Assets                                                                   $            51,841  $246,494
                                                                               ===================  ==================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accrued expenses                                                             $             3,385  $31,590
  Short-term loan                                                                                0                   0
                                                                               -------------------  ------------------

     Total Current Liabilities                                                               3,385              31,590
                                                                               -------------------  ------------------

Total Liabilities                                                                            3,385              31,590
                                                                               -------------------  ------------------

Minority Interest in Consolidated Subsidiary                                                     0              42,656
                                                                               -------------------  ------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par value, authorized 10,000,000
    shares; none issued                                                                          0                   0
 Common stock, $0.0001 par value, authorized 50,000 shares;
    2,050,000 and 42,166,000 issued and outstanding, respectively                              205               4,216
  Additional paid in capital                                                                59,895             441,603
  Stock subscriptions receivable                                                                 0                   0
  Accumulated comprehensive income (loss)                                                        0              (2,273)
  Deficit accumulated during the development stage                                         (11,644)           (271,298)
                                                                               -------------------  ------------------

     Total Stockholders' Equity                                                             48,456             172,248
                                                                               -------------------  ------------------

Total Liabilities and Stockholders' Equity                                     $            51,841  $246,494
                                                                               ===================  ==================



      The accompanying notes are an integral part of the financial statements





                                  BILLYWEB CORP.
                              (f/k/a EZ Talk, Inc.)
                         (A Development Stage Enterprise)
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                           Six Months Ended August 31,
                                  (Unaudited)


                                                                                                        Period from
                                                                                                       June 10, 1998
                                                                                                        (Inception)
                                                                                                          through
                                                                       2000              1999         August 31, 2000
                                                                 ----------------- ---------------- -------------------

Revenues                                                         $           4,469 $              0 $             4,469
                                                                 ----------------- ---------------- -------------------

Expenses
  General and administrative                                                56,964              160              57,142
  Consulting fees                                                           64,316                0              64,316
  Services - related parties                                                     0                0                 500
  Depreciation                                                                 831                0                 831
  Professional fees                                                         26,128                0              26,128
                                                                            ======                               ======
  Web sit development                                                       90,906                0             140,906
                                                                 ----------------- ---------------- -------------------

    Total expenses                                                         239,145              160             289,823
                                                                 ----------------- ---------------- -------------------

Net loss before minority interest                                         (234,676)            (160)           (285,354)
Minority interest in consolidated subsidiary net (income)                   14,056                0              14,056
loss
                                                                 ----------------- ---------------- -------------------

Net loss                                                                  (220,620)            (160)           (271,298)
Other comprehensive income (loss)
   Foreign currency translation gain (loss)                                 (2,273)               0              (2,273)
                                                                 ----------------- ---------------- -------------------

Comprehensive loss                                               $(222,893)        $(160)           $(273,571)
                                                                 ================= ================ ===================
Net loss per weighted average share, basic                       $         (0.01   $         (0.01)
                                                                 ================= ================
Weighted average number of shares                                       38,332,652        2,050,000
                                                                 ================= ================


















      The accompanying notes are an integral part of the financial statements



                                BILLYWEB CORP.
                            (f/k/a EZ Talk, Inc.)
                       (A Development Stage Enterprise)
                Consolidated Statements of Stockholders' Equity
           Period from June 10, 1998 (Inception) through August 31, 2000



                                                                                                       Deficit
                                                                                        Accumulated  Accumulated
                                           Number                     Additional   Stock       Comp. During the       Total
                                              of   Preferred  Common    Paid-in    Subs.      Income Development   Stockholders'
                                           Shares    Stock     Stock    Capital  Receivable   (Loss)    Stage         Equity
                                         ---------- -------- -------- ---------- ---------- -------- ----------- -------------------

BEGINNING BALANCE, June 10, 1998                  0 $      0 $      0 $        0 $        0 $      0 $         0 $           0

Year Ended February 28, 1999:
----------------------------
  June 1998 - services                    1,000,000        0      100          0          0        0           0           100
  1st qtr. 1998 - cash                    1,000,000        0      100      9,900          0        0           0        10,000
  2nd qtr. 1998 - cash                       50,000        0        5     49,995                               0        50,000

Net loss                                          0        0        0          0          0        0      (8,743)       (8,743)
                                         ---------- -------- -------- ---------- ---------- -------- ----------- -------------------
BALANCE, February 28, 1999                2,050,000        0      205     59,895          0        0      (8,743)       51,357

Year Ended February 29, 2000:
----------------------------

Net loss                                          0        0        0          0          0        0      (2,901)       (2,901)
                                         ---------- -------- -------- ---------- ---------- -------- ----------- -------------------
BALANCE, February 29, 2000                2,050,000        0      205     59,895          0        0     (11,644)       48,456

Six Months Ended August 31, 2000:
--------------------------------
(unaudited)
   April 2000 - accrued expenses             13,500        0        1      3,384          0        0           0         3,385
   May 2000 - common stock contributed   (1,000,000)       0     (100)       100          0        0           0             0
   May 2000 - 16 for 1 forward split     15,952,500        0    1,595     (1,595)         0        0           0             0
   May 2000 - reverse merger             23,100,000        0    2,310    229,834          0        0     (39,034)      193,110
   May 2000 - services                    1,900,000        0      190          0          0        0           0           190
   May 2000 - stock subscription receivable 150,000        0       15    149,985   (150,000)       0           0             0
   June 2000 - stock subscriptions received       0        0        0          0    150,000        0           0       150,000
   Other comprehensive income (loss)              0        0        0          0          0  (2,273)           0        (2,273)

Net loss                                          0        0        0          0          0        0    (220,620)     (220,620)
                                         ---------- -------- -------- ---------- ---------- -------- ------------ ------------------

ENDING BALANCE, August 31, 2000
(unaudited)                              42,166,000  $0        $4,216   $441,603   $0        $(2,273)  $(271,298)     $172,248
                                         ========== ======== ======== ========== ========== ========= =========== ==================













      The accompanying notes are an integral part of the financial statements




                                 BILLYWEB CORP.
                             (f/k/a EZ Talk, Inc.)
                        (A Development Stage Enterprise)
                      Consolidated Statements of Cash Flows
                            Six Months Ended August 31,
                                  (Unaudited)

                                                                                                                    Period from
                                                                                                                   June 10, 1998
                                                                                                                    (Inception)
                                                                                                                      through
                                                                            2000                 1999             August 31, 2000
                                                                     ------------------    -----------------   ---------------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                             $        (220,620)   $            (160)   $           (271,298)
Adjustments to reconcile net loss to net cash used for
development activities:
   Stock issued for services - related parties                                       0                    0                     500
   Stock issued for services                                                         0                    0                     190
   Depreciation                                                                    831                    0                     831
   Minority interest in consolidated subsidiary income (loss)                  (14,056)                   0                 (14,056)
Change in assets and liabilities:
   (Increase) decrease in prepaid expenses                                        (947)                   0                    (947)
   (Increase) decrease in deposits                                               7,517                    0                  (7,517)
   Increase (decrease) in accrued expenses                                      31,590                    0                  31,590
                                                                     ------------------    -----------------   ---------------------

Net cash used by development activities                                       (195,685)                (160)               (260,707)
                                                                     ------------------    -----------------   ---------------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                          (20,252)                   0                 (20,252)
                                                                     ------------------    -----------------   ---------------------

Net cash used by investing activities                                          (20,252)                   0                 (20,252)
                                                                     ------------------    -----------------   ---------------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Cash acquired in reverse merger                                              51,841                    0                  51,841
   Proceeds from short-term loan                                                     0                    0                  60,000
   Repayment of short-term loan                                                (60,000)                   0                 (60,000)
   Receipt of stock subscriptions by subsidiary                                240,000                    0                 300,000
   Receipt of stock subscriptions                                              150,000                    0                 150,000
                                                                     ------------------    -----------------   ---------------------

Net cash provided by financing activities                                      381,841                    0                 501,841
                                                                     ------------------    -----------------   ---------------------

Effect of exchange rates on cash                                                 1,975                    0                  (1,162)
                                                                     ------------------    -----------------   ---------------------

Net increase (decrease) in cash                                                 167,879                 (160)                219,720

CASH, beginning of period                                                        51,841               58,242                       0
                                                                     ------------------    -----------------   ---------------------

CASH, end of period                                                  $          219,720    $          58,082   $             219,720
                                                                     ==================    =================   =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Non-Cash Financing Activities:
    Common stock issued to pay accrued expenses                       $          3,385     $              0     $              3,385
                                                                     ==================    =================   =====================




      The accompanying notes are an integral part of the financial statements

                                BILLYWEB CORP.
                            (f/k/a EZ Talk, Inc.)
                       (A Development Stage Enterprise)
                  Notes to Consolidated Financial Statements
(Information with respect to the six months ended August 31, 2000 and 1999 is unaudited)


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

          e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $831 and $0 for the six months ended August 31, 2000 and 1999, respectively.

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

          h) Interim financial information The financial statements for the six months ended August 31, 2000 and 1999 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 42,166,000 and no shares of common and preferred stock, respectively, issued and outstanding at August 31, 2000. On June 10, 1998, the Company issued 1,000,000 shares to its officers for the value of services rendered in connection with the organization of the Company. In the second quarter of 1998, the Company issued 1,000,000 shares of common stock at $0.01 per share for $10,000 in cash. In the third quarter of 1998, the Company issued 50,000 shares of common stock at $1.00 per share for $50,000 in cash. In April 2000, the Company issued 13,500 shares of unrestricted common stock via an S-8 registration to counsel in settlement of accrued legal fees amounting to $3,385. In May 2000, two stockholders and former officers contributed 1,000,000 shares of common stock back to the Company upon their resignations. In May 2000, the Company completed a 16 for 1 forward split of its common stock. In May 2000, the Company issued 23,100,000 shares to acquire BillyWeb Corp., (n/k/a Share Exchange Corp.). In conjunction with this acquisition, the Company issued 1,900,000 shares of common stock to its investment banker for services rendered, valued at $190. In May 2000, the Company issued 150,000 shares of common stock in exchange for a subscription receivable of $150,000 in cash. In June 2000, the Company received the subscription receivable in cash.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $273,600, expiring $50,700 and $222,900 at February 28, 2020 and 2021, respectively.

         The amount recorded as deferred tax assets as of August 31, 2000 is $41,000, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4) Going Concern As shown in the accompanying financial statements, the Company incurred a net loss of $273,600 for the period from June 10, 1998 (Inception) through August 31, 2000. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

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

(6) Short-Term Note Payable In January and February 2000, the Company's subsidiary received a $60,000 short- term demand loan from a third party, as the Company had not received its stock subscription receivable timely and had let a contract for the web site development. This note carried no stated interest. The note was repaid in June 2000.

(7)      Material  Contracts  In  May  2000,  the  Company  entered  into  three agreements with three French companies, which call for the Company to place hyper-links and logos for each of these three companies in strategic locations of the Company's web site. The counter-parties will also be providing pages of content for the Company's web site. One agreement is for a term of one year and calls for the counter-party to pay the Company approximately $1,400 per month. The other two agreements are for three months and call for the counter-parties to pay the Company approximately $1,400 and $1,900 per month. All three agreements automatically renew for terms matching the original life. Payments are scheduled to begin in September 2000.

Item 6. Management's Discussion and Analysis or Plan of Operation.

General

     On May 3, 2000 the Company announced approval of the amendment of its Articles of Incorporation in order to change the name of the Company from EZTalk, Inc. to BillyWeb Corp. Total Company accumulated operating expenses as of August 31, 2000 were $289,823, on a consolidated basis.

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


Plan of Operations

     Subsequent to the reorganization of the Company on May 15, 2000 the newly elected Board of Directors and officers put into place a new Company Mission. BillyWeb Corp. is an entertainment creation that utilizes a multimedia cluster organized around the central Internet Portal dedicated entirely to teen and pre-teen entertainment and "fun" educational needs. BillyWeb was officially launched in May 2000 at the International Cannes Film Festival. In this short period since introduction, the Company has already initiated a revenue stream. The Company believes it will develop substantial sources of recurring revenues in the near future. The Company's new mission is to establish permanent worldwide brand name recognition for the Billy World, led by Billy, the prominent Disney star and Disney club host.

     The Company's objective is to have Billy become the Billy World representative around the globe. The brand name BillyWeb will be continuously emphasized in all TV, music, video-games, shows, magazines and periodicals, live shows, events etc. On the WEB site itself, the caption "BillyWeb: Little Browser Is Helping You" will be recurrent in numerous languages.

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

* On-line co-branding, partnerships and Joint Ventures are actively negotiated for the purpose to reach the best possible content, optimize traffic and visibility and maximize profitability by reducing development costs. The various agreements are negotiated with leading companies that specialize in the teen market in Music, Video, Movies, Video-games, Toys, Fashion, Travel and Culture, History and Literature.

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

Financial Condition, Capital Resources and Liquidity

     At August 31, 2000, the Company had assets totaling $246,494 and an accumulated net loss of $273,571. The increase in the Company's accumulated deficit is attributable to website development costs, professional fees, increased consulting fees and general and administrative expenses. Since the Company's inception, it has received $450,000 in cash as consideration for the issuance of shares of Common Stock.


Liquidity/Working Capital

     BLWB's working capital is presently $219,720, however, there can be no assurance that the Company's financial condition will continue to improve. The Company is expected to continue to have minimal working capital.

Net Operating Losses

     The Company has net operating loss carry-forwards of $273,600, expiring $50,700 and $222,900 at February 28, 2020 and 2021 respectively. The company has a $41,000 deferred tax asset resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. The Company may not be able to utilize such carry-forwards as the Company has no history of profitable operations.

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

Item 2. Changes in Securities and Use of Proceeds

     Simultaneously with the closing of the Company's Reorganization on May 15, 2000, it issued 1,900,000 shares of common stock to its investment banker for services rendered, valued at $190.

     In June 2000, the Company received $150,000 in cash relating to the stock subscription receivable accounted for by the Company in the prior quarter.

     Item 3. Defaults in Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description
----------------------------------------------------------------------
2.1               Share Exchange  Agreement between EZTalk,  Inc. and BillyWeb
                  Corp. dated May 15, 2000.(4)
3(i).1            Articles of Incorporation of EZT effective June 10, 1998(1)
3(i).2            Articles of Amendment to the Articles of Incorporation of EZT
                  changing its name to BILLYWEB CORP. filed May 3, 2000(3)
3(ii).1           Bylaws of EZT(1)
10.1              EZ Talk, Inc. Employee/Consultant Stock Compensation Plan(2)
10.2              Partnership Contract with ALIDOO RCS PARIS(3)
10.3              Contract for Trading Content with EUREKAN MULTIMEDIA, SA(3)
10.4              Contract for Trading Content with QUELM(3)
27.1     *        Financial Data Schedule
----------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form 10- SB.
(2) Incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on or about April 21, 2000.

(3) Incorporated herein by reference to the Company's Registration Statement on Form 10- QSB dated July 11, 2000.
(4) Incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 16, 2000.

*    Filed herewith

         (b) The Company filed an Amended 8-K with the SEC on July 10, 2000, incorporating the Audited Financial Statements of Share Exchange Corp, a Florida corporation, for the year ending February 29, 2000, as well as the Company's Proforma Financial statements for the year ending February 29, 2000.

                                 SIGNATURES
                                 ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  BILLYWEB CORP.
                                                   (Registrant)


Date:    October 23, 2000                 By: /s/ Frederic Richard
                                          --------------------------------------
                                          Frederic Richard, President & Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Date                          Signature                        Title
            ----                          ---------                        -----

    October 23, 2000                   By:/s/ Frederic Richard
                                       -----------------------------------------
                                       Frederic Richard     President & Director










[BillyWeb 10 QSB 8.31.00 signature page]