Form 10QSB
period 2000-11-30
BILLYWEB CORP
filed 2001-01-16
CIK 1088399

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2000
Commission file no.   0-26329

                                 BILLYWEB CORP.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           Florida                                              65-0867538
------------------------------------                       ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)

20 E. 42nd Street, Suite 6-R,
New York, N.Y.                                                        10017
------------------------------------------                  --------------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number:  (212) 687-3629

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

           As of November 30, 2000, there are 43,156,000 shares of voting stock of the registrant issued and outstanding.

PART I

Item 1. Financial Statements





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Balance Sheets................................................F-2

Consolidated Statements of Operations and Comprehensive Income (Loss)......F-3

Consolidated Statements of Stockholders' Equity............................F-4

Consolidated Statements of Cash Flows......................................F-5

Notes to Consolidated Financial Statements.................................F-6

                                 BILLYWEB CORP.
                              (f/k/a EZ Talk, Inc.)
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheets


                                                                      November 30,              February 29,
                                                                          2000                      2000
                                                                  ---------------------     ---------------------
                                                                       (unaudited)

                                     ASSETS
CURRENT ASSETS
    Cash                                                          $              98,886     $              51,841
                                                                  ---------------------     ---------------------

            Total Current Assets                                                 98,886                    51,841
                                                                  ---------------------     ---------------------

PROPERTY AND EQUIPMENT
    Leasehold improvements                                                        4,150                         0
    Furniture and fixtures                                                       13,026                         0
    Equipment                                                                     9,038                         0
                                                                  ---------------------     ---------------------

        Subtotal property and equipment                                          26,214                         0
        Less: Accumulated depreciation                                           (2,311)                        0
                                                                  ---------------------     ---------------------

            Total Property and Equipment                                         23,903                         0
                                                                  ---------------------     ---------------------

OTHER ASSETS
    Prepaid expenses                                                                 74                         0
    Deposits                                                                      7,517                         0
                                                                  ---------------------     ---------------------

            Total Other Assets                                                    7,591                         0
                                                                  ---------------------     ---------------------

Total Assets                                                      $             130,380     $              51,841
                                                                  =====================     =====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accrued expenses                                              $               4,000     $               3,385
    Short-term loan                                                                   0                         0
                                                                  ---------------------     ---------------------

            Total Current Liabilities                                             4,000                     3,385
                                                                  ---------------------     ---------------------

Total Liabilities                                                                 4,000                     3,385
                                                                  ---------------------     ---------------------

Minority Interest in Consolidated Subsidiary                                          0                         0
                                                                  ---------------------     ---------------------

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, authorized 10,000,000
  shares; none issued                                                                 0                         0
Common stock, $0.0001 par value, authorized 50,000 shares;
  43,156,000 and 2,050,000 issued and outstanding, respectively                   4,316                       205
Additional paid in capital                                                      674,153                    59,895
Stock subscriptions receivable                                                        0                         0
Accumulated comprehensive income (loss)                                            (342)                        0
Deficit accumulated during the development stage                               (551,747)                  (11,644)
                                                                  ---------------------     ---------------------

            Total Stockholders' Equity                                          126,380                    48,456
                                                                  ---------------------     ---------------------

Total Liabilities and Stockholders' Equity                        $             130,380     $              51,841
                                                                  =====================     =====================


     The accompanying notes are an integral part of the financial statements

                                 BILLYWEB CORP.
                             (f/k/a EZ Talk, Inc.)
                        (A Development Stage Enterprise)
     Consolidated Statements of Operations and Comprehensive Income (Loss)
                         Nine Months Ended November 30,
                                  (Unaudited)




                                                                                                             Period from
                                                 Three Months Ended                Nine Months Ended        June 10, 1998
                                                    November 30,                      November 30,           (Inception)
                                            -----------------------------   --------------------------         through
                                               2000           1999            2000          1999          November 30, 2000
                                            -------------- --------------   ------------  ------------   -------------------
Revenues                                    $            0 $            0   $      4,469  $          0   $             4,469
                                            -------------- --------------   ------------  ------------   -------------------

Expenses
    General and administrative                      44,235            105        101,199           265               101,377
    Consulting fees                                255,750              0        320,066             0               320,066
    Services - related parties                           0              0              0             0                   500
    Depreciation                                     1,480              0          2,311             0                 2,311
    Professional fees                               12,506          2,136         38,634         2,136                38,634
    Web site development                             9,135              0        100,041             0               150,040
                                            -------------- --------------   ------------  ------------   -------------------

            Total expenses                         323,106          2,241        562,251         2,401               612,928
                                            -------------- --------------   ------------  ------------   -------------------

Net loss before minority interest                 (323,106)        (2,241)      (557,782)       (2,401)             (608,459)
Minority interest in consolidated
 subsidiary net (income) loss                       42,656              0         56,712             0                56,712
                                            -------------- --------------   ------------  ------------   -------------------

Net loss                                          (280,450)        (2,241)      (501,070)       (2,401)             (551,747)

Other comprehensive income (loss)
    Foreign currency translation gain (loss)         1,932              0           (342)            0                  (342)
                                            -------------- --------------   ------------  ------------   -------------------

Comprehensive loss                          $     (278,518)$       (2,241)  $   (501,412) $     (2,401)  $          (552,089)
                                            ============== ==============   ============  ============   ===================

Net loss per weighted average share, basic  $        (0.01)$        (0.01)  $      (0.01) $      (0.01)
                                            ============== ==============   ============  ============

Weighted average number of shares               42,901,577      2,050,000     41,942,224     2,050,000
                                            ============== ==============   ============  ============










     The accompanying notes are an integral part of the financial statements

                                 BILLYWEB CORP.
                              (f/k/a EZ Talk, Inc.)
                        (A Development Stage Enterprise)
                 Consolidated Statements of Stockholders' Equity
         Period from June 10, 1998 (Inception) through November 30, 2000




                                                                                                          Deficit
                                                                                              Accumulated Accumulated
                                            Number                         Additional  Stock     Comp.    During the     Total
                                               of      Preferred  Common    Paid-in     Subs.     Income  Development Stockholders'
                                            Shares       Stock    Stock     Capital  Receivable  (Loss)    Stage         Equity
                                            ---------- --------- --------- --------- ---------- -------- ----------- -------------
BEGINNING BALANCE, June 10, 1998                     0 $       0 $       0 $       0 $        0 $      0 $         0 $           0

Year Ended February 28, 1999:
----------------------------
  June 1998 - services                       1,000,000         0       100         0          0        0           0           100
  1st qtr. 1998 - cash                       1,000,000         0       100     9,900          0        0           0        10,000
  2nd qtr. 1998 - cash                          50,000         0         5    49,995                               0        50,000

Net loss                                             0         0         0         0          0        0      (8,743)       (8,743)
                                            ---------- --------- --------- --------- ---------- -------- ----------- -------------

BALANCE, February 28, 1999                   2,050,000         0       205    59,895          0        0      (8,743)       51,357

Year Ended February 29, 2000:
----------------------------

Net loss                                             0         0         0         0          0        0      (2,901)       (2,901)
                                            ---------- --------- --------- --------- ---------- -------- ----------- -------------

BALANCE, February 29, 2000                   2,050,000         0       205    59,895          0        0     (11,644)       48,457

Nine Months Ended November 30, 2000:
-----------------------------------
(unaudited)
   April 2000 - accrued expenses                13,500         0         1     3,384          0        0           0         3,385
   May 2000 - common stock contributed      (1,000,000)        0      (100)      100          0        0           0             0
   May 2000 - 16 for 1 forward split        15,952,500         0     1,596    (1,596)         0        0           0             0
   May 2000 - reverse merger                23,100,000         0     2,310   229,833          0        0     (39,033)      193,110
   May 2000 - services                       1,900,000         0       190         0          0        0           0           190
   May 2000 - stock subscription receivable    150,000         0        15   149,985   (150,000)       0           0             0
   June 2000 - stock subscriptions received          0         0         0         0    150,000        0           0       150,000
   October 2000 - services                     990,000         0        99   232,551          0        0           0       232,650
   Other comprehensive income (loss)                 0         0         0         0          0     (342)          0          (342)

Net loss                                             0         0         0         0          0        0    (501,070)     (501,070)
                                            ---------- --------- --------- --------- ---------- -------- ----------- -------------

ENDING BALANCE, November 30, 2000
(unaudited)                                 43,156,000 $       0 $   4,316 $ 674,152 $        0 $   (342)$  (551,747)$     126,380
                                            ========== ========= ========= ========= ========== ======== =========== =============



     The accompanying notes are an integral part of the financial statements

                                 BILLYWEB CORP.
                              (f/k/a EZ Talk, Inc.)
                        (A Development Stage Enterprise)
                      Consolidated Statements of Cash Flows
                         Nine Months Ended November 30,
                                   (Unaudited)

                                                                                                        Period from
                                                                                                       June 10, 1998
                                                                                                        (Inception)
                                                                                                          through
                                                                   2000               1999           November 30, 2000
                                                                ---------------    ---------------  -------------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                        $      (501,070)   $        (2,401) $          (551,747)
Adjustments to reconcile net loss to net cash used for
development activities:
   Stock issued for services - related parties                                0                  0                  500
   Stock issued for services                                            232,650                  0              232,840
   Depreciation                                                           2,311                  0                2,311
   Minority interest in consolidated subsidiary income (loss)           (56,712)                 0              (56,712)
Change in assets and liabilities:
   (Increase) decrease in prepaid expenses                                  (74)                 0                  (74)
   (Increase) decrease in deposits                                       (7,517)                 0               (7,517)
   Increase (decrease) in accrued expenses                                4,000             (3,500)               4,000
                                                                ---------------    ---------------  -------------------

Net cash used by development activities                                (326,412)            (5,901)            (376,399)
                                                                ---------------    ---------------  -------------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                   (26,214)                 0              (26,214)
                                                                ---------------    ---------------  -------------------

Net cash used by investing activities                                   (26,214)                 0              (26,214)
                                                                ---------------    ---------------  -------------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Cash acquired in reverse merger                                       51,841                  0               51,841
   Proceeds from short-term loan                                              0                  0               60,000
   Repayment of short-term loan                                         (60,000)                 0              (60,000)
   Receipt of stock subscriptions by subsidiary                         240,000                  0              300,000
   Receipt of stock subscriptions                                       150,000                  0              150,000
                                                                ---------------    ---------------  -------------------

Net cash provided by financing activities                               381,841                  0              501,841
                                                                ---------------    ---------------  -------------------

Effect of exchange rates on cash                                           (151)                 0                 (342)
                                                                ---------------    ---------------  -------------------

Net increase (decrease) in cash                                          29,064             (5,901)              98,886

CASH, beginning of period                                                69,822             58,242                    0
                                                                ---------------    ---------------  -------------------

CASH, end of period                                             $        98,886    $        52,341  $            98,886
                                                                ===============    ===============  ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Non-Cash Financing Activities:
    Common stock issued to pay accrued expenses                 $         3,385    $             0  $             3,385
                                                                ===============    ===============  ===================



     The accompanying notes are an integral part of the financial statements

                                 BILLYWEB CORP.
                              (f/k/a EZ Talk, Inc.)
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
               (Information with respect to the nine months ended
                    November 30, 2000 and 1999 is unaudited)


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

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and operations for the period then ended. Actual results may differ significantly from those estimates.

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

          e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $2,311 and $0 for the nine months ended November 30, 2000 and 1999, respectively.

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

          h) Interim financial information The consolidated financial statements for the nine months ended November 30, 2000 and 1999 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 42,166,000 and no shares of common and preferred stock, respectively, issued and outstanding at November 30, 2000. On June 10, 1998, the Company issued 1,000,000 shares to its officers for the value of services rendered in connection with the organization of the Company. In the second quarter of 1998, the Company issued 1,000,000 shares of common stock at $0.01 per share for $10,000 in cash. In the third quarter of 1998, the Company issued 50,000 shares of common stock at $1.00 per share for $50,000 in cash. In April 2000, the Company issued 13,500 shares of unrestricted common stock via an S-8 registration to counsel in settlement of accrued legal fees amounting to $3,385. In May 2000, two stockholders and former officers contributed 1,000,000 shares of common stock back to the Company upon their resignations. In May 2000, the Company completed a 16 for 1 forward split of its common stock. In May 2000, the Company issued 23,100,000 shares to acquire BillyWeb Corp., (n/k/a Share Exchange Corp.). In conjunction with this acquisition, the Company issued 1,900,000 shares of common stock to its investment banker for services rendered, valued at $190. In May 2000, the Company issued 150,000 shares of common stock in exchange for a subscription receivable of $150,000 in cash. In June 2000, the Company received the subscription receivable in cash. In October 2000, the Company issued 990,000 shares of common stock in exchange for services valued at $232,650.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry- forwards for income tax purposes of approximately $551,800, expiring $50,700 and $501,100 at February 28, 2020 and 2021, respectively.

           The amount recorded as deferred tax assets as of November 30, 2000 is $116,000, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4) Going Concern As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $551,800 for the period from June 10, 1998 (Inception) through November 30, 2000. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

General

           On May 3, 2000 the Company announced approval of the amendment of its Articles of Incorporation in order to change the name of the Company from EZTalk, Inc. to BillyWeb Corp. Total Company accumulated operating expenses as of November 30, 2000 were $612,928, on a consolidated basis.

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


Plan of Operations

           The development process of the Company will involve several steps:

; Various local hosts are selected according to their sensitivity to the local teenage market, present BillyWeb TV and Radio BillyWeb shows, which share the characteristics of short, focused and area specific animation by a common player: Billy, the "big wig" host and guide to the Internet world. The key visual effect is obtained without any language reference, so that Billy can perform anywhere without dubbing. In addition to the local host and Billy, virtual video-composite characters appear in real time thanks to the technology developed in partnership with City Media.

; A virtual "set" is created on-line, in which a family of various characters derived from the real world play in motion. This "playground" is subject to constant evolution and re design for endless surprise effects, and renewed interest of the youngest. First, a totally animated and fully interactive
"shell"  website  developed  on the common  mold is  provided  for each  market;
second, editorial content is provided locally to the shell version of the original website, and enriched by a local team of specialized journalists.

; On-line co-branding, partnerships and Joint Ventures are actively negotiated for the purpose to reach the best possible content, optimize traffic and visibility and maximize profitability by reducing development costs. The various agreements are negotiated with leading companies that specialize in the teen market in Music, Video, Movies, Video-games, Toys, Fashion, Travel and Culture, History and Literature.

; The final stage is to interconnect the different mirrored website platforms. The creation of a "World" family where French, Anglo-American, Hispanic, German and possibly Asian characters are joined, linked and mixed in order to create the first multilingual worldwide access portal for pre- teens and teens.

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

Financial Condition, Capital Resources and Liquidity

           At November 30, 2000, the Company had assets totaling $130,380 and an accumulated net loss of $551,747. The increase in the Company's accumulated deficit is attributable to website development costs, professional fees, increased consulting fees, and increased general and administrative expenses. Since the Company's inception, it has received $450,000 in cash as consideration for the issuance of shares of Common Stock.


Liquidity/Working Capital

           BLWB's working capital is presently $94,886, however, there can be no assurance that the Company's financial condition will continue to improve. The Company is expected to continue to have minimal working capital.

Net Operating Losses

           The Company has net operating loss carry-forwards of $551,800, expiring $50,700 and $501,100 at February 28, 2020 and 2021 respectively. The company has a $116,000 deferred tax asset resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. The Company may not be able to utilize such carry-forwards as the Company has no history of profitable operations.

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

Item 2. Changes in Securities and Use of Proceeds

           In October 2000, the Company issued 990,000 shares of common stock to various consultants as compensation for services to the Company valued at $232,650.

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

Item 5. Other Information

           None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description
------------   ----------------------------------------------------------
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

3(ii).1        Bylaws of EZT(1)

10.1           EZ Talk, Inc. Employee/Consultant Stock Compensation Plan(2)

10.2           Partnership Contract with ALIDOO RCS PARIS(3)

10.3           Contract for Trading Content with EUREKAN MULTIMEDIA, SA(3)

10.4           Contract for Trading Content with QUELM(3)
----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.
(2) Incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on or about April 21, 2000.
(3) Incorporated herein by reference to the Company's Registration Statement on Form 10-QSB dated July 11, 2000.
(4) Incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 16, 2000.



     (b) No Reports on Form 8-K were filed during the quarter ended November 30, 2000.

                                   SIGNATURES
                                   ----------

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BILLYWEB CORP.
                                    (Registrant)


Date:      January 15, 2000    By: /s/ Frederic Richard
                                   --------------------------------
                                   Frederic Richard, President & Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Date                     Signature                      Title
   ----                       ---------                    -----

January 15, 2000     By:  /s/ Frederic Richard
                          ------------------------
                          Frederic Richard              President & Director