Form 10KSB
period 2001-02-28
BILLYWEB CORP
filed 2001-06-13
CIK 1088399

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

For the fiscal year ended: February 28, 2001

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission File Number: 0-26329

                                 BillyWeb Corp.
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Florida                                                        65-0867538
-------------------------------                        -------------------------
(State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                            Identification No.)

222 Lakeview Ave., Ste. 160
West Palm Beach, FL                                              33401
-------------------------------                        -------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number: (561) 832-5696.

Securities to be registered under Section 12(b) of the Act:

  Title of each class                                     Name of each exchange
                                                           on which registered
        None                                                       None
------------------------                                -----------------------


Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
            --------------------------------------------------------
                                (Title of class)

Copies of Communications Sent to:

                                         Mintmire & Associates
                                         265 Sunrise Avenue, Suite 204
                                         Palm Beach, FL 33480
                                         Tel: (561) 832-5696
                                         Fax: (561) 659-5371

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                        Yes   X      No
                             ---          ---

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10 KSB. [X]

     Issuer's revenues for its 2001 fiscal year were $91,158.

     Of the 4,835,601 shares of voting common of the registrant issued and outstanding as of May 31, 2001, non-affiliates own 2,065,601. The aggregate market value of the voting and non-voting common equity held by non-affiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) as of May 15, 2001 was $2, 086,257 (for purposes of the foregoing calculation only, each of the registrant's officers, directors and 10% shareholders is deemed to be an affiliate).

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

Item 10. Executive Compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions.

Item 13. Exhibits and Reports on Form 8-K.

PART I

Item 1. Description of Business.

     (a) Business Development.

     Billy Webb Corp. f/k/a/ EZ Talk, Inc. (hereinafter referred to as the "Company" or "BLWB") was organized under the laws of the State of Florida on June 10, 1998. The Company was originally organized for the purpose of engaging in the business of selling/marketing a universal, hands-free mobile speaker for mobile phones. The Company's executive offices are presently located at The Company maintains its executive offices at 222 Lakeview Ave., Ste. 160, West Palm Beach, FL 33401, Telephone: (561) 832-5696 and an operating office at 28 Bd Malesherbes, Paris France 75008, Telephone: 011-33-1-40-17-09-49.

     The initial business plan of the company was abandoned on or about February 1, 1999, at an official meeting of shareholders called for that express purpose. Subsequent to the Company's decision to discontinue its original business plan the Company was introduced to Share Exchange Corp. f/k/a Billy Web Corp., a Florida corporation, and after determining the viability of this new company's business executed a Share Exchange Agreement("Agreement") and Reorganization.

     The Company had been inactive prior to executing the Share Exchange Agreement, having conducted no business operations except organizational and fund raising activities since its inception. Prior to abandoning its original business plan the Company had no products, no customers, no revenues, and a history of losses. BLWB received gross proceeds in the amount of $60,000 from the sale of 1,050,000 shares of common stock, $.0001 par value per share (the "Common Stock"), in two(2) offerings conducted pursuant to Section 3(b) of the Securities Act of 1933, as amended (the "Act"), and Rule 504 of Regulation D promulgated thereunder ("Rule 504"). These offerings were made in the State of New York and Florida. The Company undertook its first offering of shares of Common Stock pursuant to Rule 504 on June 15, 1998 and its second offering of shares of Common Stock pursuant to Rule 504 on September 15, 1998. A Confidential Offering Circular was used in connection with these offerings, and a summary of the business plan of the Company was included with each Offering Circular.

     Prior to the Agreement and Reorganization the Company effected a forward split of its common stock at the rate of 16 to 1, for holders of record on May 4, 2000, with distribution effective May 10, 2000. Total issued and outstanding stock following the forward split and after effecting the Share Exchange Agreement was 42,016,000. Subsequent to its Reorganization the Company decided to pursue a new direction which involved the Interactive accessing of the internet in a new and unprecedented manner.

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

     On May 3, 2000 the Company announced approval of the amendment of its Articles of Incorporation in order to change the name of the Company from EZTalk, Inc. to BillyWeb Corp. Total Company accumulated operating expenses as of February 28, 2001 were $1,006,150, on a consolidated basis.

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

     (b) Business of Issuer.


Business Strategy

     The Company's focus aims to fulfill the perceived demand for Interactive accessing of the internet. It believes that it is the first Internet company that combines the technologies of traditional TV, radio and print medium with the explosive Internet industry. The Company is named after an animated character, Billy, which was created by Billy Web Corp. which was to be used as a Disney star and Disney Club show host in partnership with Fprod Fenomen for the initial European web site with a scenario interface. In 1996, the Walt Disney Company looked for a "new face" to present the Disney Club broadcast on weekends on TF1 (the largest European channel). Billy immediately started to attract large audience attention, hosting the Disney Club show for three years. The Internet show titled "Click & Net" at its peak captured an 8 million person viewing audience.

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

Growth and Development

     The company's mission is to establish permanent brand name recognition for the host Billy and the Internet site Billyweb on an international basis, with continuous emphasis in TV, music, video games, shows, magazines and periodicals, live shows, etc. The company believes that it will initiate a broad stream of revenues when the geographical exposure of Billyweb has reached its critical mass. Revenues will accrue from a natural extension of the Company's current activities and will range from TV production, live and taped radio shows, advertising, copyrights, endorsement and licensing, royalties on music production and database sharing.

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

Employees and Consultants

     The Company has had no employees since its organization. The Company anticipates that it will rely greatly on the management skills of its officers Frederic Richard and Alberto Afonso

Facilities

     The Company maintains and executive office at 222 Lakeview Ave., Ste. 160, West Palm Beach, FL 33401, Telephone: (561) 832-5696. The Company also leases an office at 28 Bd Malesherbes, Paris France, 75008, Telephone:
011-33-1-40-17-09-49. The Company owns no real property.

Item 2. Description of Property

     The Company's executive offices are located at 222 Lakeview Ave., Ste. 160, West Palm Beach, FL 33401, Telephone: (561) 832-5696. The Company leases an operational office located at 28 Bd Malesherbes, Paris France, 75008, Telephone:
011-33-1-40-17-09-49. The Company owns no real property.

Item 3. Legal Proceedings.

     The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Company's shareholders during the Fourth Quarter of the fiscal year ended February 28, 2001, covered by this annual report , through the solicitation of proxies or otherwise.

PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters.

Market Information              *          *
FY 2002                      HIGH       LOW
-------                      -------    -----
up to May 17, 2001             1.25     0.53
                                                 *1:10 Stock Split April 2, 2001

FY 2001                      HIGH       LOW
-------                      -------    -----
February 28, 2001             2.8125     1.25
November 30, 2000            11.25       2.1875
August 31, 2000              25.3125     5.9375
May 31, 2000                 32.9688    16.25    Commenced Trading on the
                                                    OTC:BB on  May 11, 2000
FY 2000                      HIGH       LOW
-------                      -------    -----
February 29, 2000            N/A        N/A
November 30, 1999            N/A        N/A
August  31, 1999             N/A        N/A
May 31, 1999                 N/A        N/A

FY 1999
------------
February 28, 1999            N/A        N/A
November 30, 1998            N/A        N/A
    to August 31, 1998       N/A        N/A
Inception(June 10, 1998)
--------

* Prices are adjusted to reflect 1:10 stock split which was effective on April 2, 2001.

Shareholders

     The approximate number of holders of record of common equity is 48 as of May 31, 2001.

Dividends

     The Company has never declared or paid any cash dividends on its common stock and does not intend to declare any dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

12 Month Plan of Operations

     The Company's plan of operations for the next twelve (12) months is to continually refine its strategy for is to establish permanent worldwide brand name recognition for the Billy World, led by Billy, the prominent Disney star and Disney club host. The Company's objective is to have Billy become the Billy World representative around the globe. The brand name Billyweb will be continuously emphasized in all TV, music, video games, shows, magazines and periodicals, live shows, events etc. On the WEB site itself, the caption
"Billyweb: Little Browser Is Helping You" will be recurrent in numerous languages.

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

Results of Operations

     For the Twelve Months Ending February 29, 2000 & February 28, 2001

     Financial Condition, Capital Resources and Liquidity

     For the twelve months ending February 28, 2001 and February 29, 2000 the Company recorded revenues of $91,158 and $0 respectively. The increase of $91,158 is primarily due to the Company beginning operations. For the twelve months ending February 28, 2001 and February 29, 2000 the Company had total salary expenses of $108,350 and $0 respectively.

     For the twelve months ending February 28, 2001 and February 29, 2000, the Company had, on a consolidated basis, general and administrative expenses of $254,728 and $178, respectively. The increase of$254,550 is due primarily to the Company beginning its operations.

     For the twelve months ending February 28, 2001 and February 29, 2000, the Company had on a consolidated basis total operating expenses of $955,470 and $50,678 which is attributable to the Company beginning its operations.

Net Losses

     For the twelve months ending February 28, 2001 and February 29, 2000, the Company reported a net loss from operations excluding currency translation of $864,247 and $50,678 respectively. The increase in net losses is the result of the Company beginning its operations.

     At February 28, 2001, the Company had assets totaling $52,608 and an accumulated net loss of $914,924. Since the Company's inception, it has received $60,000 in cash as consideration for the issuance of shares of Common Stock. The Company's subsidiary has received $390,000 in cash as consideration for the issuance of shares of common stock.

Liquidity/Working Capital

     BLWB's working capital is presently negative at ($26,000) and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

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

Net Operating Loss Carry-forwards

     The Company has net operating loss carry-forwards of approximately $915,000 expiring $864,300 and $50,700 at February 28, 2021 and 2020, respectively. The company has a $137,000 deferred tax asset resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. The Company may not be able to utilize such carry-forwards as the Company has no history of profitable operations.

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

Employees

     The Company intends to hire new persons in Europe in order to widen its marketing worldwide and to ensure the evolution of its entertainment portfolio.

     At February 28, 2001, the Company had a total of seven (7) employees, of which one(1) was employed in sales and marketing, five(5) were employed in product development, professional services, customer support and internal operations support, and two(2) were employed in administration and finance which including the sales and marketing employee. Our future performance depends in significant part upon the continued service of our key technical and management personnel, and our continuing ability to attract and retain highly qualified and motivated personnel in all areas of our operations. Competition for such personnel is intense. We provide no assurance that we can retain key managerial and technical employees or that we can attract, assimilate or retain other highly qualified personnel in the future. Our employees are not represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

     The Company will attempt to maintain diversity within its customer and advertising base in order to decrease its exposure to downturns or volatility in any particular market segment. As part of this selection strategy, the Company intends to offer its services to those consumers and strategic partners which have a reputation for reputable dealings and, eliminating customers and advertisers that it believes present a higher credit risk. Where feasible, the Company will evaluate beforehand each customer, supplier, partner, strategic partner, and advertiser for their creditworthiness.

Research and Development Plans

     For the next twelve months there is not a plan for funding extensive research and development efforts.

Item 7. Financial Statements.

     The information called for by this item is indexed on Page F-1 of this report and is contained on the pages following said page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

            NONE

PART F/S

     The Financial Statements of BillyWeb Corp, and Notes to Financial Statements together with the Independent Auditor's Report of Durland and Company, CPA's, P.A., required by this Item 13 commence on page F-1 hereof and are incorporated herein by this reference.





                                 BILLYWEB CORP.

                          AUDITED FINANCIAL STATEMENTS

              For the Years Ended February 28 and 29, 2001 and 2000

     and for the Period From June 10, 1998 (Inception) to February 28, 2001

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report.................................................F-2

Consolidated Balance Sheets..................................................F-3

Consolidated Statements of Operations........................................F-4

Consolidated Statements of Stockholders' Equity..............................F-5

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-7

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
BillyWeb Corp.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of BillyWeb Corp. as of February 28, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BillyWeb Corp. as of February 28, 2001 and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

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



/s/ Durland & Company
Durland & Company, CPAs, P.A.
Palm Beach, Florida
May 25, 2001

                                 BILLYWEB CORP.
                           Consolidated Balance Sheets
                               February 28 and 29,




                                                                                       2001           2000
                                                                                --------------  ------------
                                          ASSETS
CURRENT ASSETS
   Cash                                                                         $        2,682  $     51,841
   Accounts receivable                                                                  15,521             0
                                                                                --------------  ------------
           Total Current Assets                                                         18,203        51,841
                                                                                --------------  ------------

PROPERTY AND EQUIPMENT
   Leasehold improvements                                                                4,017  $          0
   Furniture and fixtures                                                               15,839             0
   Equipment                                                                            10,249             0
                                                                                --------------  ------------

      Subtotal property and equipment                                                   30,105             0
      Less: Accumulated depreciation                                                    (3,691)            0
                                                                                --------------  ------------

            Total Property and Equipment                                                26,414             0
                                                                                --------------  ------------

OTHER ASSETS
   Prepaid expenses                                                                        378             0
   Deposits                                                                              7,613             0
                                                                                --------------  ------------

            Total Other Assets                                                           7,991             0
                                                                                --------------  ------------

Total Assets                                                                    $       52,608  $     51,841
                                                                                ==============  ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                             $       15,318  $          0
   VAT taxes payable                                                                     7,400             0
   Accrued expenses                                                                     21,273         3,385
                                                                                --------------  ------------

            Total Current Liabilities                                                   43,991         3,385
                                                                                --------------  ------------

Total Liabilities                                                                       43,991         3,385
                                                                                --------------  ------------

Minority Interest in Consolidated Subsidiaries                                               0             0
                                                                                --------------  ------------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.0001 par value, authorized 10,000,000
     shares; none issued                                                                     0             0
   Common stock, $0.0001 par value, authorized 50,000,000 shares;
     48,356,000 and 2,050,000 issued and outstanding, respectively                       4,836           205
   Additional paid-in capital                                                          930,342        59,895
   Accumulated comprehensive income (loss)                                             (11,637)            0
   Deficit accumulated during the development stage                                   (914,924)      (11,644)
                                                                                --------------  ------------

            Total Stockholders' Equity                                                   8,617        48,456
                                                                                --------------  ------------

Total Liabilities and Stockholders' Equity                                      $       52,608  $     51,841
                                                                                ==============  ============


     The accompanying notes are an integral part of the financial statements

                                 BILLYWEB CORP.
                      Consolidated Statements of Operations
                         Years Ended February 28 and 29,







                                                                                          2001              2000
                                                                                -----------------  ---------------
Revenues                                                                        $          91,158  $             0
                                                                                -----------------  ---------------

Expenses
   General and administrative                                                             254,728              178
   Consulting fees                                                                        521,421                0
   Services - related parties                                                                   0              500
   Depreciation                                                                             3,618                0
   Professional fees                                                                       46,477                0
   Web site development                                                                   129,226           50,000
                                                                                -----------------  ---------------

    Total expenses                                                                        955,470           50,678
                                                                                -----------------  ---------------

Net loss before minority interest                                                        (864,312)         (50,678)
Minority interest in consolidated subsidiaries net (income) loss                               65                0
                                                                                -----------------  ---------------

Net loss                                                                                 (864,247)         (50,678)

Other comprehensive income (loss)
   Foreign currency translation gain (loss)                                               (11,637)               0
                                                                                -----------------  ---------------

Comprehensive loss                                                              $        (875,884) $       (50,678)
                                                                                =================  ===============

Net loss per weighted average share, basic                                      $           (0.02) $         (0.01)
                                                                                =================  ===============

Weighted average number of shares                                                      38,035,086        5,000,000
                                                                                =================  ===============







     The accompanying notes are an integral part of the financial statements

                                 BILLYWEB CORP.
                 Consolidated Statements of Stockholders' Equity


                                                                                                          Deficit
                                                                                          Accumulated   Accumulated
                                     Number                        Additional   Stock        Comp.      During the     Total
                                        of      Preferred  Common   Paid-in      Subs.       Income     Development Stockholders'
                                     Shares      Stock     Stock    Capital    Receivable    (Loss)        Stage      Equity
                                     ---------- ---------  ------- ----------- ---------- ------------ ------------ -----------
BEGINNING BALANCE, June 10, 1998              0 $       0 $      0 $         0 $        0 $          0 $          0 $         0

Year Ended February 28, 1999:
----------------------------
  June 1998 - services                1,000,000         0      100           0          0            0            0         100
  1st qtr. 1998 - cash                1,000,000         0      100       9,900          0            0            0      10,000
  2nd qtr. 1998 - cash                   50,000         0        5      49,995                                    0      50,000

Net loss                                      0         0        0           0          0            0       (8,743)     (8,743)
                                     ---------- --------- -------- ----------- ---------- ------------ ------------ -----------

BALANCE, February 28, 1999            2,050,000         0      205      59,895          0            0       (8,743)     51,357

Year Ended February 29, 2000:
----------------------------

Net loss                                      0         0        0           0          0            0       (2,901)     (2,901)
                                     ---------- --------- -------- ----------- ---------- ------------ ------------ -----------

BALANCE, February 29, 2000            2,050,000         0      205      59,895          0            0      (11,644)     48,456

Year Ended February 28, 2001:
----------------------------
April 2000 -accrued expenses             13,500         0        1       3,384          0            0            0       3,385
May 2000 -common stock contributed   (1,000,000)        0     (100)        100          0            0            0           0
May 2000 -16 for 1 forward split     15,952,500         0    1,596      (1,596)         0            0            0           0
May 2000 -reverse merger             23,100,000         0    2,310     229,833          0            0      (39,033)    193,110
May 2000 -services                    1,900,000         0      190           0          0            0            0         190
May 2000 -stock subscription
          receivable                    150,000         0       15     149,985   (150,000)           0            0           0
June 2000 -stock subscriptions
          received                            0         0        0           0    150,000            0            0     150,000
June 2000 -services                     200,000         0       20     199,980          0            0            0     200,000
July 2000 -minority interest
           of subsidiary              5,000,000         0      500      56,210          0            0            0      56,710
October 2000 -services                  990,000         0       99     232,551          0            0            0     232,650
Other comprehensive income (loss)             0         0        0           0          0      (11,637)           0     (11,637)

Net loss                                      0         0        0           0          0            0     (864,247)   (864,247)
                                     ---------- --------- -------- ----------- ---------- ------------ ------------ -----------

ENDING BALANCE, February 28, 2001    48,356,000 $       0 $  4,836 $   930,342 $        0 $    (11,637)$   (914,924)$     8,617
                                     ========== ========= ======== =========== ========== ============ ============ ===========










     The accompanying notes are an integral part of the financial statements

                                 BILLYWEB CORP.
                      Consolidated Statements of Cash Flows
                         Years Ended February 28 and 29,




                                                                                       2001               2000
                                                                                ---------------   ----------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                                        $       (864,247) $        (50,678)
Adjustments to reconcile net loss to net cash used for development activities
   Stock issued for services - related parties                                                0                500
   Stock issued for services                                                            432,840                  0
   Depreciation                                                                           3,618                  0
   Minority interest in consolidated subsidiaries income (loss)                             (65)                 0
Change in assets and liabilities
   (Increase) decrease in accounts receivable                                           (15,521)                 0
   (Increase) decrease in prepaid expenses                                                 (378)                 0
   (Increase) decrease in deposits                                                       (7,613)                 0
   Increase (decrease) in accounts payable                                               15,318                  0
   Increase (decrease) in VAT payable                                                     7,401                  0
   Increase (decrease) in accrued expenses                                               21,273                  0
                                                                                ---------------   ----------------

Net cash used by development activities                                                (407,374)           (50,178)
                                                                                ---------------   ----------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                   (30,105)                 0
                                                                                ---------------   ----------------

Net cash used by investing activities                                                   (30,105)                 0
                                                                                ---------------   ----------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Cash acquired in reverse merger                                                       51,841                  0
   Proceeds from short-term loan                                                              0             60,000
   Repayment of short-term loan                                                         (60,000)                 0
   Receipt of stock subscriptions by subsidiary                                         240,000                  0
   Receipt of stock subscriptions                                                       150,000             60,000
                                                                                ---------------   ----------------

Net cash provided by financing activities                                               381,841            120,000
                                                                                ---------------   ----------------

Effect of exchange rates on cash                                                        (11,502)                 0
                                                                                ---------------   ----------------

Net increase (decrease) in cash                                                         (67,140)            69,822

CASH, beginning of period                                                                69,822                  0
                                                                                ---------------   ----------------

CASH, end of period                                                             $         2,682   $         69,822
                                                                                ===============   ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Non-Cash Financing Activities:
     Common stock issued to pay accrued expenses                                $         3,385   $              0
                                                                                ===============   ================





     The accompanying notes are an integral part of the financial statements

                                 BILLYWEB CORP.
                   Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Principles
     The Company BillyWeb Corp. is a Florida chartered corporation which conducts business from its headquarters in West Palm Beach, Florida. The Company was incorporated on June 10, 1998. On May 4, 2000, the Company changed its name to BillyWeb Corp.

          The Company's operations include marketing various products via an interactive web site. The web site also is used to teach pre-school and elementary level children in France how to use the Internet. The web site is based on Billy, an extremely popular TV celebrity for young children similar to Steve of "Blues Clues" in the U.S. Current activities also include raising additional equity.

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

          b) Significant acquisitions On May 15, 2000, the Company entered into an agreement to acquire 77.3% of the issued and outstanding common shares of BillyWeb Corp., (n/k/a Share Exchange Corp.), in exchange for 23,100,000 shares of common stock of the Company, in a reverse merger, which will be accounted for as a recapitalization of BillyWeb Corp., (n/k/a Share Exchange Corp.). On July 27, 2000, the Company acquired the 22.7% of Share Exchange Corp. that it did not previously own in exchange for 5,000,000 shares of common stock restricted under Rule 144.

          In October 2000, the Company formed a subsidiary under the laws of France, SARL BillyWeb. The Company owns 99% and a French citizen holds the remaining 1%, pursuant to French law.

          c) Principles of consolidation The consolidated financial statements include the accounts of BillyWeb Corp. and its subsidiaries. Inter-company balances and transactions have been eliminated. The historical financial statements of Share Exchange Corp. have been presented for the period prior to the reverse merger.

          d) Net loss per share Basic is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

          e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $3,691 and $0 for the years ended February 28 and 29, 2001 and 2000, respectively.

                                 BILLYWEB CORP.
                   Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Principles (Continued)
          f) Foreign currency transaction and translation gains(losses) The principal operations of the Company are located in France. On a consolidated basis the Company's reporting currency is the US Dollar.

          g) Research & development Research & development expenses are expensed in the period incurred.

(2)  Stockholders'  Equity  The  Company  has  authorized  50,000,000  shares of
          $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 42,166,000 and no shares of common and preferred stock, respectively, issued and outstanding at February 28, 2001. On June 10, 1998, the Company issued 1,000,000 shares to its officers for the value of services rendered in connection with the organization of the Company. In the second quarter of 1998, the Company issued 1,000,000 shares of common stock at $0.01 per share for $10,000 in cash. In the third quarter of 1998, the Company issued 50,000 shares of common stock at $1.00 per share for $50,000 in cash. In April 2000, the Company issued 13,500 shares of unrestricted common stock via an S-8 registration to counsel in settlement of accrued legal fees amounting to $3,385. In May 2000, two stockholders and former officers contributed 1,000,000 shares of common stock back to the Company upon their resignations. In May 2000, the Company completed a 16 for 1 forward split of its common stock. In May 2000, the Company issued 23,100,000 shares to acquire BillyWeb Corp., (n/k/a Share Exchange Corp.). In conjunction with this acquisition, the Company issued 1,900,000 shares of common stock to its investment banker for services rendered, valued at $190. In May 2000, the Company issued 150,000 shares of common stock in exchange for a subscription receivable of $150,000 in cash. In June 2000, the Company received the subscription receivable in cash. In June 2000, the Company issued 200,000 shares of common stock in exchange for services valued at $200,000, or $1 per share. In July 2000, the Company issued 5,000,000 shares of common stock in exchange for the 22.7% of Share Exchange Corp. that it did not previously own. In October 2000, the Company issued 990,000 shares of common stock in exchange for services valued at $232,650.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry- forwards for income tax purposes of approximately $915,000, expiring $864,300 and $50,700 at February 28, 2021 and 2020, respectively.

          The amount recorded as deferred tax assets as of February 28, 2001 is $137,000, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4) Going Concern As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $915,000 for the period from June 10, 1998 (Inception) through February 28, 2001. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

(5) Commitments and Contingencies On April 1, 2000, the Company's subsidiary entered into a three-year lease for office space at approximately $3,670 per month, or $44,000 annually. The lease contains a provision for a three-year extension.

                                 BILLYWEB CORP.
                   Notes to Consolidated Financial Statements


(6) Short-Term Note Payable In January and February 2000, the Company's subsidiary received a $60,000 short-term demand loan from a third party, as the Company had not received its stock subscription receivable timely and had let a contract for the web site development. This note carried no stated interest. The note was repaid in June 2000.

(7) Material Contracts In May 2000, the Company entered into three agreements with three French companies, which call for the Company to place hyper-links and logos for each of these three companies in strategic locations of the Company's web site. The counter-parties will also be providing pages of content for the Company's web site. One agreement is for a term of one year and calls for the counter-party to pay the Company approximately $1,400 per month. The other two agreements are for three months and call for the counter- parties to pay the Company approximately $1,400 and $1,900 per month. All three agreements automatically renew for terms matching the original life. Payments are scheduled to begin in September 2000.

(8)  Subsequent Events

          a) Stockholders' equity In March 2001, the Company completed a 1 for 10 reverse split of its common stock resulting in 4,835,601 shares issued and outstanding. In April and May 2001, 24 stockholders, holding 3,750,660 post split shares, or approximately 78% of the issued and outstanding common stock, signed a lock-up agreement further restricting their shares from resale until June 30, 2003.

          b)  Short-term  note  payable  In March and April  2001,  two  related
          parties  loaned  the  Company   approximately  $59,000  as  short-term
          non-interest bearing demand notes.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

     Set forth below are the names, ages, positions with the Company and business experiences of the executive officers and directors of the Company.

Name                   Age         Position(s) with Company
-----                  ---          ------------------------
Frederic Richard(2)    27           President & Director

Louis Pardo(2)         32           Secretary & Treasurer
---------
(2) The above-named person may be deemed to be "promoters" and "parents" of the Company, as those terms are defined under the Rules and Regulations promulgated under the Act.

     All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Director.

Family Relationships

     There are no family relationships between or among the executive officers and director of the Company.

Business Experience

     Frederic Richard has served as the President and Director of the Company since May 15, 2000. The Company's animated character, Billy, is named after Mr. Richard. Mr. Richard created Billy originally to be used as a Disney star and Disney Club show host in partnership with Fprod Fenomen for the initial European web site with a scenario interface. In 1996, the Walt Disney Company looked for a "new face" to present the Disney Club broadcast on weekends on TF1 (the largest European channel). Billy immediately started to attract large audience attention, hosting the Disney Club show for three years. The Internet show titled "Click & Net" at its peak captured an 8 million person viewing audience.


     Louis Pardo was appointed the Company's Secretary and Treasurer on October 17, 2000 after serving as the Company's Marketing Manager and Product Developer. He has extensive merchandising development experience within France. Prior to joining the Company Mr. Pardo worked with Faz Productions of France since 1996. While at Faz Productions he received many awards for various music and video productions. Prior to working with Faz Productions Mr. Pardo worked with Symbolic Corp of France where he was Product Manager from 1993 until leaving in 1996. At Symbolic Corp. Mr. Pardo launched th #1 Energy soft drink in France: "x-energy drink."


Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, Mr. Dervaes comprises all of the Company's executive officers, directors and greater than 10% beneficial owners of its common Stock, and has complied with Section 16(a) filing requirements applicable to him during the Company's fiscal year ended February 28, 2001.

Item 10. Executive Compensation.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of February 28, 2001, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five per cent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

                                              Amount
Name and Address of                         Beneficially        Percent of
Beneficial Owner                               Owned             Class (1)
----------------                               -----            ----------
Frederic Richard.
222 Lakeview Ave., Ste.160                     210,000             4.34%
West Palm Beach, FL 33401

Louis Pardau Dit Pardo                       1,440,000            29.78%
222 Lakeview Ave., Ste. 160
West Palm Beach, FL 33401

All Executive Officers, Directors            1,650,000            34.12%
-----------------------------------

F-Productions                                  500,000            10.34%
222 Lakeview Ave., Ste. 160
West Palm Beach, FL 33401

Roland Caville                                 620,000            12.82%
222 Lakeview Ave., Ste. 160
West Palm Beach, FL 33401
-----------------------------------

(1) Based upon 4,835,601 shares of the Company's Common Stock issued and outstanding as of May 31, 2001.

Item 12. Certain Relationships and Related Transactions.

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

     On May 15, 2000, BillyWeb Corp., f/k/a EZTalk, Inc. (the "Company"), a Florida corporation, and Share Exchange Corp., f/k/a BillyWeb Corp. , a Florida corporation, and the individual holders of outstanding capital stock of Share Exchange Corp. (the "Holders") consummated a reverse acquisition (the "Reorganization") pursuant to a certain Share Exchange Agreement ("Agreement") of such date. Pursuant to the Agreement, the Holders tendered to the Company77.3% of the issued and outstanding shares of common stock of Share Exchange Corp. in exchange for 23,100,000 shares of common stock of the Company. The reorganization is being accounted for as a reverse acquisition.

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

     In March 2001, the Company completed a 1 for 10 reverse split of its common stock resulting in 4,835,601 shares issued and outstanding.

     In April and May 2001, 24 stockholders, holding 3,750,660 post split shares, or approximately 78% of the issued and outstanding common stock, signed a lock-up agreement further restricting their shares from resale until June 30, 2003.

     In  March  and  April  2001,   two  related   parties  loaned  the  Company
approximately $59,000 as short-term non-interest bearing demand notes.

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

Item 13. Exhibits and Reports on Form 8-K.

     Subsequent to the Company's February 29, 2000 year end it abandoned its original business plan and executed a Share Exchange Agreement and
Reorganization. This resulted in the change of control of the Company. The Company filed an 8-K with the Securities and Exchange Commission on May 15th, 2000 and on July 10, 2000 an amended 8-K with complete financials was filed with the SEC. No Reports on Form 8-K were filed during the quarter ended February 28, 2001.

Index to Exhibits

Item No.       Description
---------      -----------------------------------------
2.1            AGREEMENT between EZTALK, INC., (n/k/a BILLYWEB CORP.), a Florida corporation, and the SHAREHOLDERS of BILLYWEB CORP., (n/k/a SHARE
               EXCHANGE CORP.) a Florida corporation. ("BILLYWEB")(4)

3.1            Articles of Incorporation of EZ Talk, Inc.  filed June 11, 1998 with an effective date of June 10, 1998 (filed electronically as Exhibit 3(i).1 with original filing on June 10,
               1999)(1)

3.2            Bylaws of EZ Talk, Inc. (filed electronically as Exhibit 3(ii)with original filing on
               June 10, 1999)(1)

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



     (b) No Reports on Form 8-K were filed during the quarter ended February 28, 2001.

                                   SIGNATURES
                                    --------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Billy Web Corp.
                                  (Registrant)


Date:      June 13, 2001            By: /s/ Frederick Richard
                                       ----------------------------------
                                       Frederick Richard,  President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                           Signature                  Title
----                           ---------                  -----

June 13, 2001           By:  /s/ Frederick Richard
                             --------------------------
                             Frederick Richard            President


June 13, 2001          By:   /s/ Louis Pardo
                             --------------------------
                             Louis Pardo                  Secretary & Treasurer