Form 10QSB
period 2001-05-31
BILLYWEB CORP
filed 2001-07-18
CIK 1088399

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2001
Commission file no.   0-26329

                                 BILLYWEB CORP.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                               65-0867538
------------------------------------                    ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                              Identification No.)

222 Lakeview Ave., Ste. 160
West Palm Beach, FL                                             33401
-----------------------------------------               ------------------------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number: (561) 832-5696


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


                    Common Stock, $.0001 par value per share
                   -------------------------------------------
                                (Title of class)


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

                  Yes  X            No
                      ----             ---

     Of the 4,835,601 shares of voting common of the registrant issued and outstanding as of May 31, 2001, non-affiliates own 2,065,601. The aggregate market value of the voting and non-voting common equity held by non-affiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) as of May 15, 2001 was $2, 086,257 (for purposes of the foregoing calculation only, each of the registrant's officers, directors and 10% shareholders is deemed to be an affiliate)



                                     PART I

Item 1. Financial Statements




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Balance Sheets..................................................F-2

Consolidated Statements of Operations and Comprehensive Income (Loss)........F-3

Consolidated Statements of Stockholders' Equity (Deficiency).................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                                 BILLYWEB CORP.
                           Consolidated Balance Sheets

                                                                          May 31,            February 28,
                                                                            2001                 2001
                                                                    --------------------   -----------------
                                                                        (unaudited)
                                    ASSETS
CURRENT ASSETS
   Cash                                                             $                  0   $           2,682
   Accounts receivable                                                            21,863              15,521
   Prepaid expenses                                                               10,347                 378
                                                                    --------------------   -----------------

     Total Current Assets                                                         32,210              18,581
                                                                    --------------------   -----------------

PROPERTY AND EQUIPMENT
   Leasehold improvements                                                          3,683               4,017
   Furniture and fixtures                                                         14,524              15,839
   Equipment                                                                      12,731              10,249

      Subtotal property and equipment                                             30,938              30,105
      Less: Accumulated depreciation                                              (4,692)             (3,691)
                                                                    --------------------   -----------------

            Total Property and Equipment                                          26,246              26,414
                                                                    --------------------   -----------------

OTHER ASSETS
   Deposits                                                                        6,981               7,613
                                                                    --------------------   -----------------

            Total Other Assets                                                     6,981               7,613
                                                                    --------------------   -----------------

Total Assets                                                        $             65,437   $          52,608
                                                                    ====================   =================

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Cash overdraft                                                   $             22,033   $               0
   Accounts payable                                                                4,704              15,318
   VAT taxes payable                                                               5,758               7,400
   Accrued expenses                                                               19,026              21,273
   Demand loan from third party                                                   10,000                   0
   Demand loan from stockholders                                                  64,639                   0
                                                                    --------------------   -----------------

     Total Current Liabilities                                                   126,160              43,991
                                                                    --------------------   -----------------

Total Liabilities                                                                126,160              43,991
                                                                    --------------------   -----------------

Minority Interest in Consolidated Subsidiaries                                         0                   0
                                                                    --------------------   -----------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $0.0001 par value, authorized 10,000,000
    shares; none issued                                                                0                   0
 Common stock, $0.0001 par value, authorized 50,000 shares;
    4,835,601 and 48,356,000 issued and outstanding, respectively                    484               4,836
  Additional paid in capital                                                     934,695             930,343
  Accumulated comprehensive income (loss)                                        (12,939)            (11,638)
  Accumulated deficit                                                           (982,963)           (914,924)
                                                                    --------------------   -----------------

     Total Stockholders' Equity (Deficiency)                                     (60,723)              8,617
                                                                    --------------------   -----------------

Total Liabilities and Stockholders' Equity (Deficiency)             $             65,437   $          52,608
                                                                    ====================   =================


     The accompanying notes are an integral part of the financial statements

                                 BILLYWEB CORP.
                      Consolidated Statements of Operations
                           Three Months Ended May 31,
                                   (Unaudited)


                                                                             2001             2000
                                                                       --------------- -----------------
Revenues                                                               $        51,328 $               0
                                                                       --------------- -----------------

Expenses
   General and administrative                                                   42,822            16,193
   Officer salaries                                                             10,737                 0
   Other salaries                                                               44,434                 0
   Consulting fees                                                               4,151               190
   Depreciation                                                                  1,375                34
   Professional fees                                                                 0            13,735
   Web site development                                                         15,849            89,210
                                                                       --------------- -----------------

       Total expenses                                                          119,368           119,362
                                                                       --------------- -----------------

Net loss before minority interest                                              (68,040)         (119,362)
Minority interest in consolidated subsidiaries net (income) loss                     0            14,053
                                                                       --------------- -----------------

Net loss                                                                       (68,040)         (105,309)

Other comprehensive income (loss)
   Foreign currency translation gain (loss)                                     (1,301)           (3,352)
                                                                       --------------- -----------------

Comprehensive loss                                                     $       (69,341)$        (108,661)
                                                                       =============== =================
Net loss per weighted average share, basic                             $         (0.01)$           (0.01)
                                                                       =============== =================
Weighted average number of shares                                            4,835,601        41,800,000
                                                                       =============== =================








     The accompanying notes are an integral part of the financial statements

                                 BILLYWEB CORP.
          Consolidated Statements of Stockholders' Equity (Deficiency)



                                                                                           Accumulated
                                           Number                     Additional Stock       Comp.                       Total
                                             of      Preferred Common   Paid-in   Subs.     Income      Accumulated  Stockholders'
                                           Shares      Stock    Stock   Capital Receivable   (Loss)       Deficit        Equity
                                        ------------ --------- ------- -------- ---------- ------------ ----------- -------------
BEGINNING BALANCE, June 10, 1998                   0 $       0 $     0 $      0 $        0 $          0 $         0 $           0

Year Ended February 28, 1999:
----------------------------
  June 1998 - services                     1,000,000         0     100        0          0            0           0           100
  1st qtr. 1998 - cash                     1,000,000         0     100    9,900          0            0           0        10,000
  2nd qtr. 1998 - cash                        50,000         0       5   49,995                                   0        50,000

Net loss                                           0         0       0        0          0            0      (8,742)       (8,742)
                                        ------------ --------- ------- -------- ---------- ------------ ----------- -------------
BALANCE, February 28, 1999                 2,050,000         0     205   59,895          0            0      (8,742)       51,358

Year Ended February 29, 2000:
----------------------------

Net loss                                           0         0       0        0          0            0      (2,900)       (2,900)
                                        ------------ --------- ------- -------- ---------- ------------ ----------- -------------
BALANCE, February 29, 2000                 2,050,000         0     205   59,895          0            0     (11,642)       48,458

Year Ended February 28, 2001:
----------------------------
April 2000 - accrued expenses                 13,500         0       1    3,384          0            0           0         3,385
May 2000 - common stock contributed       (1,000,000)        0    (100)     100          0            0           0             0
May 2000 - 16 for 1 forward split         15,952,500         0   1,596   (1,596)         0            0           0             0
May 2000 - reverse merger                 23,100,000         0   2,310  229,834          0            0     (39,034)      193,110
May 2000 - services                        1,900,000         0     190        0          0            0           0           190
May 2000 - stock subscription receivable     150,000         0      15  149,985   (150,000)           0           0             0
June 2000 - stock subscriptions received           0         0       0        0    150,000            0           0       150,000
June 2000 - services                         200,000         0      20  199,980          0            0           0       200,000
July 2000 - minority interest of subsidiary5,000,000         0     500   56,210          0            0           0        56,710
October 2000 - services                      990,000         0      99  232,551          0            0           0       232,650
Other comprehensive income (loss)                  0         0       0        0          0      (11,638)          0       (11,638)

Net loss                                           0         0       0        0          0            0    (864,247)     (864,247)
                                        ------------ --------- ------- -------- ---------- ------------ ----------- -------------
BALANCE, February 28, 2001                48,356,000         0   4,836  930,343          0      (11,638)   (914,923)        8,618

Three Months Ended May 31, 2001:
-------------------------------
(unaudited)
   March 2001 - 1 for 10 reverse split   (43,520,399)        0  (4,352)   4,352          0            0           0             0
   Other comprehensive income (loss)               0         0       0        0          0       (1,301)          0        (1,301)
Net loss                                           0         0       0        0          0            0     (68,040)      (68,040)
                                        ------------ --------- ------- -------- ---------- ------------ ----------- -------------
ENDING BALANCE, May 31, 2001
(unaudited)                                4,835,601 $       0 $   484 $934,695 $        0 $    (12,939 $  (982,963)$     (60,723)
                                        ============ ========= ======= ======== ========== ============ =========== =============








     The accompanying notes are an integral part of the financial statements

                                 BILLYWEB CORP.
                      Consolidated Statements of Cash Flows
                           Three Months Ended May 31,
                                   (Unaudited)





                                                                                2001                2000
                                                                          ----------------    ---------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                                  $        (68,040)   $     (105,309)
Adjustments to reconcile net loss to net cash used for development activities:
   Stock issued for services - related parties                                           0                  0
   Stock issued for services                                                             0                190
   Depreciation                                                                      1,375                 34
   Minority interest in consolidated subsidiary income (loss)                            0            (14,053)
Change in assets and liabilities:
   (Increase) decrease in accounts receivable                                       (8,022)                 0
   (Increase) decrease in prepaid expenses                                         (10,000)              (946)
   (Increase) decrease in deposits                                                       0             (7,517)
   Increase (decrease) in accounts payable                                          (9,821)                 0
   Increase (decrease) in accrued expenses                                            (507)             8,000
   Increase (decrease) in VAT payable                                               (1,080)                 0
                                                                          ----------------    ---------------

Net cash used by development activities                                            (96,095)          (119,601)
                                                                          ----------------    ---------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                               (3,504)            (5,687)
                                                                          ----------------    ---------------

Net cash used by investing activities                                               (3,504)            (5,687)
                                                                          ----------------    ---------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Cash acquired in reverse merger                                                       0             51,841
   Proceeds from short-term loans                                                   77,954                  0
   Repayment of short-term loan                                                          0                  0
   Receipt of stock subscriptions by subsidiary                                          0            240,000
   Increase of bank overdraft                                                       21,612                  0
                                                                          ----------------    ---------------

Net cash provided by financing activities                                           99,566            291,841
                                                                          ----------------    ---------------

Effect of exchange rates on cash                                                    (2,649)            (3,352)
                                                                          ----------------    ---------------

Net increase (decrease) in cash                                                     (2,682)           163,201

CASH, beginning of period                                                            2,682             69,822
                                                                          ----------------    ---------------

CASH, end of period                                                       $              0    $       233,023
                                                                          ================    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Non-Cash Financing Activities:
    Common stock issued to pay accrued expenses                           $              0    $         3,385
                                                                          ================    ===============



     The accompanying notes are an integral part of the financial statements

                                 BILLYWEB CORP.
                   Notes to Consolidated Financial Statements
                  (Information with respect to the three months
                   ended May 31, 2001 and 2000 is unaudited)


(1)  Summary of Significant Accounting Principles
TheCompany BillyWeb Corp. is a Florida chartered corporation which conducts business from its headquarters in West Palm Beach, Florida. The Company was incorporated on June 10, 1998. On May 4, 2000, the Company changed its name to BillyWeb Corp.

     The Company's operations include marketing various products via an interactive web site. The web site also is used to teach pre-school and elementary level children in France how to use the Internet. The web site is based on Billy, an extremely popular TV celebrity for children similar to Steve of "Blues Clues" in the U.S. Current activities also include raising additional equity.

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

     e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $1,375 and $34 for the three months ended May 31, 2001 and 2000, respectively.

                                 BILLYWEB CORP.
                   Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Principles (Continued)
     f)  Foreign  currency   transaction  and  translation  gains  (losses)  The
     principal   operations  of  the  Company  are  located  in  France.   On  a
     consolidated basis the Company's reporting currency is the US Dollar.

     g) Research & development Research & development expenses are expensed in the period incurred.

     h) Interim financial information The financial statements for the three months ended May 31, 2001 and 2000 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 42,166,000 and no shares of common and preferred stock, respectively, issued and outstanding at May 31, 2001. On June 10, 1998, the Company issued 1,000,000 shares to its officers for the value of services rendered in connection with the organization of the Company. In the second quarter of 1998, the Company issued 1,000,000 shares of common stock at $0.01 per share for $10,000 in cash. In the third quarter of 1998, the Company issued 50,000 shares of common stock at $1.00 per share for $50,000 in cash. In April 2000, the Company issued 13,500 shares of unrestricted common stock via an S-8 registration to counsel in settlement of accrued legal fees amounting to $3,385. In May 2000, two stockholders and former officers contributed 1,000,000 shares of common stock back to the Company upon their resignations. In May 2000, the Company completed a 16 for 1 forward split of its common stock. In May 2000, the Company issued 23,100,000 shares to acquire BillyWeb Corp., (n/k/a Share Exchange Corp.). In conjunction with this acquisition, the Company issued 1,900,000 shares of common stock to its investment banker for services rendered, valued at $190. In May 2000, the Company issued 150,000 shares of common stock in exchange for a subscription receivable of $150,000 in cash. In June 2000, the Company received the subscription receivable in cash. In June 2000, the Company issued 200,000 shares of common stock in exchange for services valued at $200,000, or $1 per share. In July 2000, the Company issued 5,000,000 shares of common stock in exchange for the 22.7% of Share Exchange Corp. that it did not previously own. In October 2000, the Company issued 990,000 shares of common stock in exchange for services valued at $232,650.

     In March 2001, the Company completed a 1 for 10 reverse split of its common stock. In April and May 2001, 24 stockholders, holding 3,750,660 post split shares, or approximately 78% of the issued and outstanding common stock, signed a loc-up agreement further restricting their shares from resale until June 30, 2003.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $983,000, expiring $68,000, $864,300 and $50,700 at February 28, 2022, 2021 and 2020,
     respectively.

     The amount recorded as deferred tax assets as of May 31, 2001 is $147,000, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4) Going Concern As shown in the accompanying financial statements, the Company incurred a net loss of $983,000 for the period from June 10, 1998 (Inception) through May 31, 2001. The ability of the Company to continue

                                 BILLYWEB CORP.
                   Notes to Consolidated Financial Statements


(4) Going Concern (Continued) as a going concern is dependent upon obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(5) Commitments and Contingencies On April 1, 2000, the Company's subsidiary entered into a three-year lease for office space at approximately $3,670 per month, or $44,000 annually. The lease contains a provision for a three-year extension.

(6) Short-Term Notes Payable In January and February 2000, the Company's subsidiary received a $60,000 short- term demand loan from a third party, as the Company had not received its stock subscription receivable timely and had let a contract for the web site development. This note carried no stated interest. The note was repaid in June 2000.

     During the first quarter of 2001, two related parties loaned the Company approximately $68,000 as short-term, non-interest bearing demand notes. In May 2001, an unrelated third party loaned the Company $10,000 on a short-term demand loan bearing 9% interest.

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

(8)  Subsequent Events
     a) Short-term notes payable In June 2001, a related party loaned the Company approximately $48,000 as a short-term, non-interest bearing demand note. In June 2001, a third party loaned the Company $9,000 on a short-term demand note bearing 9% interest.

Item 6. Management's Discussion and Analysis or Plan of Operation.

General

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

Results of Operations

     For the Three Months Ending May 31, 2001 & May 31, 2000

     Financial Condition, Capital Resources and Liquidity

     For the three months ending May 31, 2001 and 2000 the Company recorded revenues of $51,000 and $0 respectively. The increase is primarily due to the Company beginning operations. For the three months ending May 31, 2001 and 2000 the Company had total salary expenses of $55,000 and $0 respectively.

     For the three months ending May 31, 2001 and 2000, the Company had, on a consolidated basis, general and administrative expenses of $42,800 and $16,200, respectively. The increase of $26,600 is due primarily to the Company beginning its operations.

     For the three months ending May 31, 2001 and 2000, the Company had on a consolidated basis total operating expenses of $119,400 and $119,400.

Net Losses

     For the three months ending May 31, 2001 and 2000, the Company reported a net loss from operations excluding currency translation of $68,000 and $105,000 respectively. The decrease in net losses is the result of the Company earning revenue.

     At May 31, 2001, the Company had assets totaling $65,400 and an accumulated net loss of $983,000. Since the Company's inception, it has received $210,000 in cash as consideration for the issuance of shares of Common Stock. The Company's subsidiary has received $390,000 in cash as consideration for the issuance of shares of common stock.

Liquidity/Working Capital

     BLWB's working capital is presently negative $94,000 and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

     The ability of the Company to continue as a going concern is dependent upon its ability to deliver on its commitment to its business plan. The Company is currently negotiating with several accredited investors for a potential cash investment.

Net Operating Loss Carry-forwards

     The Company has net operating loss carry-forwards of approximately $983,000 expiring $68,000, $864,300 and $50,700 at February 28, 2022, 2021 and 2020,
respectively. The company has a $147,000 deferred tax asset resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. The Company may not be able to utilize such carry-forwards as the Company has no history of profitable operations.

Financial Condition, Capital Resources and Liquidity

     At May 31, 2001, the Company had assets totaling $65,400 and an accumulated net loss of $983,000. The increase in the Company's accumulated deficit is attributable to website development costs and professional fees. Since the Company's inception, it has received $210,000 in cash as consideration for the issuance of shares of Common Stock. The Company's subsidiary has received $390,000 in cash as consideration for the issuance of shares of common stock.


Liquidity/Working Capital

     BLWB's working capital is presently negative $94,000, and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital.

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

     At May 31, 2001, the Company had a total of seven (7) employees, of which one(1) was employed in sales and marketing, five(5) were employed in product development, professional services, customer support and internal operations support, and two(2) were employed in administration and finance which including the sales and marketing employee. Our future performance depends in significant part upon the continued service of our key technical and management personnel, and our continuing ability to attract and retain highly qualified and motivated personnel in all areas of our operations. Competition for such personnel is intense. We provide no assurance that we can retain key managerial and technical employees or that we can attract, assimilate or retain other highly qualified personnel in the future. Our employees are not represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

Research and Development Plans

     For the next three months there is not a plan for funding extensive research and development efforts.

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

     (b) No Reports on Form 8-K were filed during the quarter ended May 31, 2001.

                                   SIGNATURES
                                   ----------


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 BILLYWEB CORP.
                                  (Registrant)


Date:    July 18, 2000         By:      /s/ Frederic Richard
                                        --------------------------------
                                        Frederic Richard, President & Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Date                 Signature                      Title
   ----                 ---------                      -----

July 18, 2000       By:  /s/ Frederic Richard
                         ----------------------
                         Frederic Richard              President & Director