Form 10QSB
period 2001-08-31
BILLYWEB CORP
filed 2001-10-15
CIK 1088399

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2001
Commission file no.   0-26329

                                 BILLYWEB CORP.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                            65-0867538
------------------------------------                 ---------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                               Identification No.)

222 Lakeview Ave., Ste. 160
West Palm Beach, FL                                             33401
-------------------------------------------          ---------------------------
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


                    Common Stock, $.0001 par value per share
                   ------------------------------------------
                                (Title of class)


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

     Of the 5,028,928 shares of voting common of the registrant issued and outstanding as of August 31, 2001, non- affiliates own 2,065,601. The aggregate market value of the voting and non-voting common equity held by non-affiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) as of September 10, 2001, was $3,098,401 (for purposes of the foregoing calculation only, each of the registrant's officers, directors and 10% shareholders is deemed to be an affiliate)




PART I

Item 1.  Financial Statements







                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Balance Sheets................................................F-2

Consolidated Statements of Operations and Comprehensive Income (Loss)......F-3

Consolidated Statements of Stockholders' Equity (Deficiency)...............F-4

Consolidated Statements of Cash Flows......................................F-5

Notes to Consolidated Financial Statements.................................F-6

                                 BILLYWEB CORP.
                           Consolidated Balance Sheets

                                                                                   August 31,              February 28,
                                                                                      2001                     2001
                                                                                -------------------   ------------------
                                                                                  (unaudited)
                                          ASSETS
CURRENT ASSETS
   Cash                                                                         $             3,501   $            2,682
   Accounts receivable                                                                            0               15,521
   Prepaid expenses                                                                             374                  378
                                                                                -------------------   ------------------

     Total Current Assets                                                                     3,875               18,581
                                                                                -------------------   ------------------

PROPERTY AND EQUIPMENT
   Leasehold improvements                                                                     3,978                4,017
   Furniture and fixtures                                                                    15,685               15,839
   Equipment                                                                                 15,366               10,249
                                                                                -------------------   ------------------

      Subtotal property and equipment                                                        35,029               30,105
      Less: Accumulated depreciation                                                         (6,685)              (3,691)
                                                                                -------------------   ------------------

            Total Property and Equipment                                                     28,344               26,414
                                                                                -------------------   ------------------

OTHER ASSETS
   Deposits                                                                                   7,539                7,613
                                                                                -------------------   ------------------

            Total Other Assets                                                                7,539                7,613
                                                                                -------------------   ------------------

Total Assets                                                                    $            39,758   $           52,608
                                                                                ===================   ==================

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Cash overdraft                                                               $            28,536   $                0
   Accounts payable                                                                               0               15,318
   VAT taxes payable                                                                            381                7,400
   Accrued expenses                                                                          27,922               21,273
   Demand loan from third party                                                             111,690                    0
                                                                                -------------------   ------------------

     Total Current Liabilities                                                              168,529               43,991
                                                                                -------------------   ------------------

Total Liabilities                                                                           168,529               43,991
                                                                                -------------------   ------------------

Minority Interest in Consolidated Subsidiaries                                                    0                    0
                                                                                -------------------   ------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $0.0001 par value, authorized 10,000,000
    shares; none issued                                                                           0                    0
 Common stock, $0.0001 par value, authorized 50,000,000 shares;
    5,028,928 and 48,356,000 issued and outstanding, respectively                               504                4,836
  Additional paid in capital                                                              1,128,002              930,343
  Stock subscriptions receivable                                                            (76,712)                   0
  Accumulated comprehensive income (loss)                                                   (19,409)             (11,638)
  Accumulated deficit                                                                    (1,161,156)            (914,924)
                                                                                -------------------   ------------------

     Total Stockholders' Equity (Deficiency)                                               (128,771)               8,617
                                                                                -------------------   ------------------

Total Liabilities and Stockholders' Equity (Deficiency)                         $            39,758   $           52,608
                                                                                ===================   ==================


     The accompanying notes are an integral part of the financial statements

                                 BILLYWEB CORP.
                      Consolidated Statements of Operations
                                   (Unaudited)





                                                              Three Months Ended                  Six Months Ended
                                                                  August 31,                         August 31,
                                                      ---------------------------------- ----------------------------------
                                                            2001             2000              2001             2000
                                                      ---------------- ----------------- ---------------- -----------------
Revenues                                              $        114,272 $           4,469 $        165,600 $           4,469
                                                      ---------------- ----------------- ---------------- -----------------

Expenses
   General and administrative                                   81,284           117,290          356,524           147,408
   Depreciation                                                  1,540               797            2,915               831
   Web site development                                         36,544             1,696           52,393            90,906
                                                      ---------------- ----------------- ---------------- -----------------

       Total expenses                                          119,368           119,783          411,832           239,145
                                                      ---------------- ----------------- ---------------- -----------------

Net loss before minority interest                               (5,096)         (115,314)        (246,232)         (234,676)
Minority interest in consolidated
     subsidiaries net (income) loss                                  0                 3                0            14,056
                                                      ---------------- ----------------- ---------------- -----------------

Net loss                                                        (5,096)         (115,311)        (246,232)         (220,620)

Other comprehensive income (loss)
   Foreign currency translation gain (loss)                     (6,470)            1,079           (7,771)           (2,273)
                                                      ---------------- ----------------- ---------------- -----------------

Comprehensive loss                                    $        (11,566)$        (114,232)$       (254,003)$        (222,893)
                                                      ================ ================= ================ =================
Net loss per weighted average share, basic            $          (0.01)$          (0.01) $          (0.05)$           (0.01)
                                                      ================ ================= ================ =================
Weighted average number of shares                            4,903,969        42,166,000        4,877,998        38,332,652
                                                      ================ ================= ================ =================







     The accompanying notes are an integral part of the financial statements

                                 BILLYWEB CORP.
          Consolidated Statements of Stockholders' Equity (Deficiency)




                                                                                             Accumulated
                                       Number                         Additional    Stock      Comp.                    Total
                                         of       Preferred   Common   Paid-in      Subs.      Income     Accumulated Stockholders'
                                       Shares      Stock       Stock   Capital    Receivable   (Loss)       Deficit     Equity
                                      ----------- ---------- -------- ----------- ---------- ------------ ----------- -------------
BEGINNING BALANCE, June 10, 1998                0 $        0 $      0 $         0 $        0 $          0 $         0 $           0

Year Ended February 28, 1999:
  June 1998 - services                  1,000,000          0      100           0          0            0           0           100
  1st qtr. 1998 - cash                  1,000,000          0      100       9,900          0            0           0        10,000
  2nd qtr. 1998 - cash                     50,000          0        5      49,995                                   0        50,000

Net loss                                        0          0        0           0          0            0      (8,742)       (8,742)
                                      ----------- ---------- -------- ----------- ---------- ------------ ----------- -------------

BALANCE, February 28, 1999              2,050,000          0      205      59,895          0            0      (8,742)       51,358


Year Ended February 29, 2000:

Net loss                                        0          0        0           0          0            0      (2,900)       (2,900)
                                      ----------- ---------- -------- ----------- ---------- ------------ ----------- -------------

BALANCE, February 29, 2000              2,050,000          0      205      59,895          0            0     (11,642)       48,458


Year Ended February 28, 2001:

   April 2000 - accrued expenses           13,500          0        1       3,384          0            0           0         3,385
   May 2000 - common stock
              contributed              (1,000,000)         0     (100)        100          0            0           0             0
   May 2000 - 16 for 1 forward split   15,952,500          0    1,596      (1,596)         0            0           0             0
   May 2000 - reverse merger           23,100,000          0    2,310     229,834          0            0     (39,035)      193,109
   May 2000 - services                  1,900,000          0      190           0          0            0           0           190
   May 2000 - stock subscription
              receivable                  150,000          0       15     149,985   (150,000)           0           0             0
   June 2000 - stock subscriptions
               received                         0          0        0           0    150,000            0           0       150,000
   June 2000 - services                   200,000          0       20     199,980          0            0           0       200,000
   July 2000 - minority interest of
               subsidiary               5,000,000          0      500      56,210          0            0           0        56,710
   October 2000 - services                990,000          0       99     232,551          0            0           0       232,650
   Other comprehensive income (loss)            0          0        0           0          0      (11,638)          0       (11,638)

Net loss                                        0          0        0           0          0            0    (864,247)     (864,247)
                                      ----------- ---------- -------- ----------- ---------- ------------ ----------- -------------

BALANCE, February 28, 2001             48,356,000          0    4,836     930,343          0      (11,638)   (914,924)        8,617


Six Months Ended August 31, 2001:

(unaudited)
   March 2001 - 1 for 10 reverse split(43,520,399)         0   (4,352)      4,352          0            0           0             0
   Shares issued for cash                 100,189          0       10     100,179          0            0           0       100,189
   Shares issued for services              16,426          0        2      16,424          0            0           0        16,426
   Shares issued for subscription          76,712          0        8      76,704    (76,712)           0           0             0
   Other comprehensive income (loss)            0          0        0           0          0       (7,771)          0        (7,771)
Net loss                                        0          0        0           0          0            0    (246,232)     (246,232)
                                      ----------- ---------- -------- ----------- ---------- ------------ ----------- -------------

ENDING BALANCE, August 31, 2001
(unaudited)                             5,028,928 $        0 $    504 $ 1,128,002 $  (76,712)$    (19,409)$(1,161,156)$    (128,771)
                                      =========== ========== ======== =========== ========== ============ =========== =============








     The accompanying notes are an integral part of the financial statements

                                 BILLYWEB CORP.
                      Consolidated Statements of Cash Flows
                            Six Months Ended May 31,
                                   (Unaudited)



                                                                                2001                 2000
                                                                          ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $       (246,232)   $       (220,620)
Adjustments to reconcile net loss to net cash used for development activities:
   Stock issued for services - related parties                                           0                   0
   Stock issued for services                                                        16,426                   0
   Depreciation                                                                      2,915                 831
   Minority interest in consolidated subsidiary income (loss)                            0             (14,056)
Change in assets and liabilities:
   (Increase) decrease in accounts receivable                                       14,786                   0
   (Increase) decrease in prepaid expenses                                               0                (947)
   (Increase) decrease in deposits                                                       0               7,517
   Increase (decrease) in accounts payable                                         (14,593)                  0
   Increase (decrease) in accrued expenses                                           6,597              31,590
   Increase (decrease) in VAT payable                                               (6,683)                  0
                                                                          ----------------    ----------------

Net cash used by operating activities                                             (226,784)           (195,685)
                                                                          ----------------    ----------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                               (5,019)            (20,252)
                                                                          ----------------    ----------------

Net cash used by investing activities                                               (5,019)            (20,252)
                                                                          ----------------    ----------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Cash acquired in reverse merger                                                       0              51,841
   Proceeds from short-term loans                                                  107,453                   0
   Repayment of short-term loan                                                          0             (60,000)
   Receipt of stock subscriptions by subsidiary                                          0             240,000
   Stock sold for cash                                                             100,189                   0
   Receipt of stock subscriptions                                                        0             150,000
   Increase of bank overdraft                                                       27,240                   0
                                                                          ----------------    ----------------

Net cash provided by financing activities                                          234,882             381,841
                                                                          ----------------    ----------------

Effect of exchange rates on cash                                                    (2,260)              1,975
                                                                          ----------------    ----------------

Net increase (decrease) in cash                                                        819             167,879

CASH, beginning of period                                                            2,682              51,841
                                                                          ----------------    ----------------

CASH, end of period                                                       $          3,501    $        219,720
                                                                          ================    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Non-Cash Financing Activities:
    Common stock issued to pay accrued expenses                           $              0    $          3,385
                                                                          ================    ================
    Common stock issued for subscription receivable                       $         76,712    $              0
                                                                          ================    ================



     The accompanying notes are an integral part of the financial statements

                                 BILLYWEB CORP.
                   Notes to Consolidated Financial Statements
                  (Information with respect to the three months
                  ended August 31, 2001 and 2000 is unaudited)


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

          e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $2,915 and $831 for the six months ended August 31, 2001 and 2000, respectively.

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

          h) Interim financial information The financial statements for the six months ended August 31, 2001 and 2000 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 42,166,000 and no shares of common and preferred stock, respectively, issued and outstanding at August 31, 2001. On June 10, 1998, the Company issued 1,000,000 shares to its officers for the value of services rendered in connection with the organization of the Company. In the second quarter of 1998, the Company issued 1,000,000 shares of common stock at $0.01 per share for $10,000 in cash. In the third quarter of 1998, the Company issued 50,000 shares of common stock at $1.00 per share for $50,000 in cash. In April 2000, the Company issued 13,500 shares of unrestricted common stock via an S-8 registration to counsel in settlement of accrued legal fees amounting to $3,385. In May 2000, two stockholders and former officers contributed 1,000,000 shares of common stock back to the Company upon their resignations. In May 2000, the Company completed a 16 for 1 forward split of its common stock. In May 2000, the Company issued 23,100,000 shares to acquire BillyWeb Corp., (n/k/a Share Exchange Corp.). In conjunction with this acquisition, the Company issued 1,900,000 shares of common stock to its investment banker for services rendered, valued at $190. In May 2000, the Company issued 150,000 shares of common stock in exchange for a subscription receivable of $150,000 in cash. In June 2000, the Company received the subscription receivable in cash. In June 2000, the Company issued 200,000 shares of common stock in exchange for services valued at $200,000, or $1 per share. In July 2000, the Company issued 5,000,000 shares of common stock in exchange for the 22.7% of Share Exchange Corp. that it did not previously own. In October 2000, the Company issued 990,000 shares of common stock in exchange for services valued at $232,650.

          In March 2001, the Company completed a 1 for 10 reverse split of its common stock. In April and May 2001, 24 stockholders, holding 3,750,660 post split shares, or approximately 78% of the issued and outstanding common stock, signed a lock-up agreement further restricting their shares from resale until June 30, 2003. During the second quarter of fiscal 2002, the Company sold 176,901 shares of restricted common stock in exchange for $100,189 in cash and a stock subscription of $76,712. The Company also issued 16,426 shares of restricted common stock for services, valued at $16,426.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry- forwards for income tax purposes of approximately $1,161,000, expiring $254,000, $864,300 and $50,700 at February 28, 2022, 2021 and
          2020, respectively.

          The amount recorded as deferred tax assets as of August 31, 2001 is $175,000, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

                                 BILLYWEB CORP.
                   Notes to Consolidated Financial Statements


(4) Going Concern As shown in the accompanying financial statements, the Company incurred a net loss of $1,161,000 for the period from June 10, 1998 (Inception) through August 31, 2001. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

          During the first and second quarter of 2001, two related parties loaned the Company approximately $110,000 as short-term, non-interest bearing demand notes. In May 2001, an unrelated third party loaned the Company $10,000 on a short-term demand loan bearing 9% interest, which was repaid in July 2001.

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

(8) Subsequent Events
          a) Stockholders' equity In September 2001, the Company received $76,712 in cash for the stock subscription receivable.

Item 2. Management's Discussion and Analysis or Plan of Operation.

General

Plan of Operations

     The Company's plan of operations for the next twelve (12) months is to continually refine its strategy for is to establish permanent worldwide brand name recognition for the Billy World, led by Billy, the prominent Disney star and Disney club host. The Company's objective is to have Billy become the Billy World representative around the globe. The brand name Billyweb will be continuously emphasized in all TV, music, video games, shows, magazines and periodicals, live shows, events etc. On the WEB site itself, the caption
"Billyweb: Little Browser Is Helping You" will be recurrent in numerous languages. In addition, new revisions to this website have modified its front page to present the many multimedia choices surrounding the world of Billy, namely Billy TV, Billy Radio, Billy Land, Billy Find All (search engine), Hot News, Billy Club, Billy Games, Daily Update, Celebrities, etc.


Results of Operations

     For the Six Months Ending August 31, 2001 & August 31, 2000

     Financial Condition, Capital Resources and Liquidity

     For the six months ending August 31, 2001 and 2000 the Company recorded revenues of $165,600 and $4,469 respectively. The increase is primarily due to the Company increasing operations. For the six months ending August 31, 2001 and 2000 the Company had total salary expenses of $95,700 and $64,000 respectively.

     For the six months ending August 31, 2001 and 2000, the Company had, on a consolidated basis, general and administrative expenses of $356,500 and $147,400, respectively. The increase of $209,100 is due primarily to the Company expanding its operations.

     For the six months ending August 31, 2001 and 2000, the Company had on a consolidated basis total operating expenses of $411,800 and $239,100.

Net Losses

     For the six months ending August 31, 2001 and 2000, the Company reported a net loss from operations excluding currency translation of $246,200 and $220,600 respectively. The decrease in net losses is the result of revenues increasing.


Liquidity/Working Capital

     BLWB's working capital is presently negative $165,000 and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

     The ability of the Company to continue as a going concern is dependent upon its ability to deliver on its commitment to its business plan. The Company is currently negotiating with several accredited investors for a potential cash investment.

Net Operating Loss Carry-forwards

     The Company has net operating loss carry-forwards of approximately $1,161,000 expiring $254,000, $864,300 and $50,700 at February 28, 2022, 2021
and 2020, respectively. The company has a $175,000 deferred tax asset resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. The Company may not be able to utilize such carry-forwards as the Company has no history of profitable operations.

Financial Condition, Capital Resources and Liquidity

     At August 31, 2001, the Company had assets totaling $40,000 and an accumulated net loss of $1,161,000. The increase in the Company's accumulated deficit is attributable to website development costs and professional fees. Since the Company's inception, it has received $310,200 in cash as consideration for the issuance of shares of Common Stock. The Company's subsidiary has received $390,000 in cash as consideration for the issuance of shares of common stock.

Results of Operations

     For the Three Months Ending August 31, 2001 & August 31, 2000

     Financial Condition, Capital Resources and Liquidity

     For the three months ending August 31, 2001 and 2000 the Company recorded revenues of $114,000 and $4,500 respectively. The increase is primarily due to the Company expanding operations.

     For the three months ending August 31, 2001 and 2000, the Company had, on a consolidated basis, general and administrative expenses of $81,300 and $117,300, respectively. The decrease of $36,000 is due primarily to the Company controlling its expenses.

     For the three months ending August 31, 2001 and 2000, the Company had on a consolidated basis total operating expenses of $119,400 and $119,800.

Net Losses

     For the three months ending August 31, 2001 and 2000, the Company reported a net loss from operations excluding currency translation of $5,100 and $115,300 respectively. The decrease in net losses is the result of revenue increasing.

Forward-Looking Statements

     This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward- looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Employees

     The Company intends to hire new persons in Europe in order to widen its marketing worldwide and to ensure the evolution of its entertainment portfolio.

     At August 31, 2001, the Company had a total of seven (7) employees, of which one(1) was employed in sales and marketing, five(5) were employed in product development, professional services, customer support and internal operations support, and two(2) were employed in administration and finance which including the sales and marketing employee. Our future performance depends in significant part upon the continued service of our key technical and management personnel, and our continuing ability to attract and retain highly qualified and motivated personnel in all areas of our operations. Competition for such personnel is intense. We provide no assurance that we can retain key managerial and technical employees or that we can attract, assimilate or retain other highly qualified personnel in the future. Our employees are not represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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


Part II

Item 2. Changes in Securities and Use of Proceeds

     During the second quarter of fiscal 2002, the Company sold 176,901 shares of restricted common stock in exchange for $100,189 in cash and a stock subscription of $76,712. The Company also issued 16,426 shares of restricted common stock for services, valued at $16,426. Item 3. Defaults upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         None

Item 5. Other Information

Business Developments

     BillyWeb has recently expanded its activities in multiple areas :

     From Television Shows and Interactive Live Events to Merchandising and Music Production, From France, to Europe and soon to the United States

     For international development a constantly growing family of 3D characters is designed to evolve and appear in TV entertainment productions as well as educational programs.

Multimedia Production


     The core activity of the Company is the production of content for teenagers in all formats. With an extended expertise on the target market, and the presence of diverse television shows in France over the past two years, Billyweb gained a strategic position in the fields of television production for kids.

TV Shows currently on air :

     - IAP IAP, a monthly prime-time 52 minutes show for teens (8-14), IAPIAP (say Yipi-yap) is the leading show in France on this target audience, and has no equivalent. Broadcast on Canal J for more than a year, IAPIAP is helping this young cable TV to become the number one channel for kids, in front of Disney Channel and Fox Kids. IAPIAP is a multi-broadcast program and is aired 6 times in a month.

     -"Ya pas photo", a 90 minute bi-monthly show, on TF1, European leader channel, is a talk-show, with a large and diverse audience, currently cumulating 30% market shares. Aired for more than a year, this program is dedicated to the family and its related problems and interests.

     - "Drole de Petits Champions " is a 90 minute monthly show on TF1, prime-time, starring Billy as THE host for kids. The concept of the show is simple: young guests are presented to the audience by Billy, and express their very special skills in any field of activity, and sometimes compete with adults, stars and athletes for the best and victory! It has met with Huge success on TF1 capturing a 40% global market share.

     - Hypernet , a 3 minutes  daily show on TF1,  prime-time,  right before the
8.00 pm evening news, with an audience exceeding 7.4 million people. A very fast, moving and shaking program zapping the multimedia world, aiming at kids and family.

     Thanks to the above productions, Billyweb is an undisputed television success story. The company owns all rights and copyrights on shows and concepts and now starts to adapt and develop them for other territories.

     All the concepts are developed to be sold to local and international television networks, as well as broadcast over the internet on Billyweb.tv, as soon as the number of broadband users allows a massive distribution (2 years).

52 Episodes 3D-Animation TV Series : Alien TV.

     A recent and promising co-production development has developed between TF1/Protecrea and Billyweb Corp.

     TF1 is the First European TV network, and signed with our company a 50/50 co-production deal, with pre-financed budget reaching 10 Million US$. Alien TV is the first 3D full animation signed by TF1, a 52 episodes 13" length series, designed to be sold and broadcast on international markets.

     TF1 International will be responsible of the commercial development of this project, all revenues being equally shared between TF1 and Billyweb. This co-production is an outstanding deal, involving our company, TF1 and a reference technical partner : AVID-SOFTIMAGE, world leader in animation technologies, that is providing us latest technologies and hardware, technical support and assistance platform, making this production a key factor in the development of animation technologies.

     AVID-SOFTIMAGE, which capital is partially owned by Microsoft will guaranty the technical capacity and the highest technical standards for the productions of our animation series.

TV Shows Under Development :

     Billyweb Adventures is a new TV concept in which Billy is the kids special correspondent through Internet fast connections and international network.

     This show is a constant connection to the web. In his travels, Billy will always carry along his portable computer for help and assistance from the Billyweb cyber characters, as the action unfolds before the spectators eyes. The 3D animated cyber characters Billyweb, Sharkee, Buggy and others will jump into the action and volunteer hints, tips and advice to Billy and to the audience about where and what to find on the web that is directly related to the topic of the show. For instance, related topics could include a lead on the sites covering the firefighters of the world, the training and enrollment requirements, firefighter uniforms, the acts that save lives, etc.

     Billyweb Show is currently being negotiated with Canal J, as a an adequate addition to the existing show IAPIAP already starring Billy, and with the active participation of several kids placed in a cyber universe hosted by Billy and all the cyber 3-D characters.

     A competition between two opposing schools or teams, every day over the course of a week, during fifteen minutes of airtime is the initial concept of this production.

     One theme per weekday will be chosen in order to avoid repetitiveness. The constant interaction of cyber elements will maximize the quality of the concept. The opposing teams will rely on 2 cyber-pal challengers in each class who will remain at the school site and assist their respective jousting teams via web cam connection. They will have at their disposal all available research tools that the school has to offer in order to assist their team.

     A constant link with the web site, as well as special promotion, accesses, games and clues will lead kids to constantly interact with Internet and massively connect to the web site.

     The fast changing of Media structures in France and Europe, as well as the merging of biggest groups (Vivendi Universal is a good example) give to Billyweb the opportunities for new and fast developments ; Knowing that, Billyweb TV has the potential to become the first teenager TV network, to be aired at the same time on satellite, cable and Internet broadband. Negotiations have started with Vivendi Universal, that also bought Canal+ and CanalSatellite, and is restructuring the whole group.

     The aim of such a development is to rapidly fill the gap existing in the Media offer for young teen-agers (9 to 13 years old) : They directly switch from Disney Channel and Fox Kids (5 to 11 y/o) to MTV, Viva or MCM.

     The emergence of a new medium directly targeting the 9-13 y/o age group appears to be a logical result of the fast transformation of young consumers= behaviors. According to the most recent studies (see annex), this age group has an increased buying power, and leading control over household buying process, therefore are of high interest for all advertisers.

     As a result of this evolution, maximized sources of advertising will be generated.


Radio Productions

Radio Capsules

     Starting in september, NRJ, European leader radio network on teen-agers and young adults will broadcast a 1.30 minute Billyweb capsule of daily information linked with the Internet and technology, hosted by Billy.

     The capsules will be aired on the Internet, on nrj.fr, as well as on Billyweb.com

     In addition to this, Billy has a special weekly report, on Diora, the first Internet radio network in France.

Merchandising

     The  global   Billyweb   concept  is  aimed  at  maximizing   merchandising
exploitation. The extensive use of virtual animated characters will allow us to change and increase the number of products very quickly.

     In order to capture audience, and keep stong interest alive, two new characters of the "Billyweb Family" are developed every month. Currently twelve characters, fully animated, and broadcast-quality ready are available.

     The Billy 3D animated cartoon characters have been introduced with great success to the French and the International public at the annual Christmas show at the Elys[THETA]e Palace and the Cannes International Film Festival 2000.

     Highly profitable developments of toys and games will insure high return on invest.

The Company has already developed :

     Billyweb Master with Hasbro : A platform game, a sort of mix between Monopoly and Trivial Pursuit.

     Some technological toys, with Yaboom, such as :

FM Mike & Glowing Necklaces

     High tech and fun, the Billy Mikes are glowing in the dark, and allow kids to send their voice wirelessly over the radio.

     The Lumino are lighted necklaces in the shape of the 3D Billyweb characters. The technology is patented by Yaboom Inc, our development partner. The miniatures are equipped with a tiny light generator that is powered by batteries. The life of the battery is 32 hours long.

     A whole set of more traditional products are already available in diverse sizes and colors :

Plush Toys

     In development, and soon available in retail shops :

     MP3 players, Webcams and exclusive headphones


Manufacturing

     In order to develop its line of products quickly, Billyweb Corporation has formed a strategic alliance with the company Yaboom Inc., a toy manufacturing company headquartered in Hong Kong. This strategic alliance allows Billyweb to produce an original and exclusive line of toys. We are now in production process.

Distribution

     Billyweb is benefiting from the long term existence of Yaboom on the market and its strategic alliances with Toymax in the US to quickly penetrate the market, and reach a high-level of distribution rapidly.

     For the game "Billyweb Master", Billyweb corp will use the excellent distribution of Hasbro worldwide.

     In addition, Billyweb is negotiating in France a strategic alliance with Leclerc Distribution, one of the 4 leading distribution networks in France. Since 3 years Leclerc has created a video reference catalog for Christmas toys, seen by almost 2 million people every year. Billy will possibly host the presention of this 52 minutes video show, and in that case Billyweb would produce it (an additional 7 Million FF of turn-over)

Interactive Shows

     Billyweb signed a strategic alliance with small high tech company Cyberact, and developed its own technological process of live animations. This allows full3D live and interactive animation of multiple characters and a very cost-effective approach, with a drastic 70% reduction of animation costs, compared to long time existing process known as "motion capture".

     Thanks to this technical capacities, and visual enhancements, Billy is actively promoting the Billyweb concept through live interactive presentations that include prestigious national events :

-    Lighting  of  the  Christmas  Tree  of  the  French  "White   House",   The
     Elys[THETA]es.


In 2000 and 2001.

- Yellow Coins fundraising for Children Hospitals, with French First Lady, and multiiawarded Olympic Champion David Douillet in 2000, 2001

-    Web Tourism Trophies 2000" held in December 2000.

-    Young Chefs de France Contest, Elior Graine De Chef 2001


Music Production

Two licensing contracts have already been signed :

-    Universal Music in France
- Attitude Records/ Universal UK, for a synchronized release in France and UK.

     Universal Music represents 50% of the sales of records in France, and is obviously leader in its category. It signed a licensing agreement for the distribution over Europe of the single and many remixes of "Supersonic" . The video, mixing real and virtual world is a great window of visibility for all merchandising items and animated characters. It is the most advanced video production to date.

     Universal and Attitude are currently releasing this first single, and put maximum media pressure to make it a summer hit single.

     A unique video, mixing real 35mm motion picture, in the line of "The 5th Element" and "StarGate", and very high quality 3D animation [alpha] la Toy Story has been produced and will be aired on European Music Television Networks, starting August 1st 2001.

     To come next "Alien Xmas", a Christmas song written by Desmond Child, top five American songwriter, to be released in December, and a full album for the beginning of the year.

     Lincensing agreements are pending for Spain, Italy, and the United States, with major record label.


Publishing

     Michel Lafon for the book "Les Perles de l=Internet" by Billy. Michel Lafon is one of the 5 biggest books publishers in France. First book signed by Billy has been launched in libraries on the 1st of February 2001.

     Second  book  "Stars & Internet " by Billy will be  launched  in  September
2001.

     Already generating substantial revenues, the publishing aspect of the corporation will become an even more important source of income for Billyweb. The published products (CD ROMs, books, CD=s) can be directly sold by Billyweb Corporation or sold in large quantities to distributors, such as Universal that pay a royalty fee per unit sold to Billyweb Corporation.

Audiotel: Billyweb Hotline

     The principle is simple, by dialing a telephone number the public will be able to listen to and even interact with Billy over the telephone. This will provide yet another means of additional income. Will start in May with a licensing agreement with 1,2,3 Multimedia leading corporation in France for Audiotel marketing.

Financial Products : BillyywebCard(c)

     As the result of a strategic alliance with COVEFI BANK, the first French Direct Bank, a subsidiary of "Les 3 Suisses", direct catalog distribution network, BillywebCard is a complete set of financial tools for pre-teens, teenagers ande adults.

Today, Already 3  types of saving accounts are available :

     Waza Account, SuperWaza ,and MegaWazae According to age of the consumer, each accounts gives an outstanding remuneration of 4.75% net to 5.25% brut, and different types of cards :

-    a Visa Card after 16 y/o.
-    an instant Debit Card after 12 y/o.
- a vocal controlled and activated card, to access accounts, balances and special offers as well as BillywebClub from 6 y/o and up.

     Each account opened, each card edited and every transaction completed are subjected to royalties payments and interests for Billyweb Corp.

     Very soon, new financial products, such as scholarship insurance will be offered to our young customers.

On-line Business

Production of on-line Games

     Billyweb corp. currently developed many games and all editorial content available on its web site. We will soon sell this expertise to other companies, including our strategic partners TF1/prot[THETA]cr[THETA]a, and develop specific games as well as content for their on-line sites and Business to Consumers promotional needs.

Informational Database / Trends & Interests

     This activity, projected to start by the end of 2001, is the core of the website strategy. Our partners will benefit from statistical information tracked by Billyweb Corp on trends and interests of children. In compliance with the strictest regulations on privacy and children protection, we will not sell or reveal our client database to any outside organization, no matter what the situation. Our partners will only be provided with market trends and tendencies, and a day-to-day update of the behavioral patterns of the target market.

Video Capsule Production

     Our video-production team will allow companies with web sites to purchase short video format presentations, ready to broadcast and compressed in all existing formats, hosted by Billy, to use on their site.

This concept, tested during the Cannes Festival, proved to be very successful. Billy stars in the video and interviews movie, TV and music stars. General portal sites that are in need of content will be the first target market. Emphasis will also be placed on broadcasting and family sites.


Audio Capsule Production

     Audio capsules are the audio version of the video capsules. Faster to produce, the audio capsules are less expensive, 100 US$ each for the standard format and 200 US $ each, for the customized format.

E-commerce

     By the end of 2001, the Billyweb online store will be accessible from a unique address, separate from billyweb.com. Customers will be able to by the latest products, video games, gaming systems, DVDs, CDs, clothing, etc


Web Site Presentation

Home Page

     The front page of the site is mirroring the multimedia characteristics of Billyweb. The front page presents the multimedia choices surrounding the world of Billy, namely Billy TV, Billy Radio, Billy Land, Billy Find All (search engine), Hot News, Billy Club, Billy Games, Daily Update, Celebrities etc.

Billyweb.tv

     Billyweb.tv is a site-within-a site, entirely video-based, centered on Billy. Billy=s cyber name, Billyweb, is the co-host for the site, along with the other cyber characters of the Billyweb world. Pursuing the development of its multimedia content and aware of its duty to be ahead of the market, Billyweb has just registered the Billyweb.tv address. The name of its upcoming webcast site.

         Search Engine

     More than 200 sites are divided in 14 categories selected for content and quality by Billy's editorial team. All sites are continuously monitored and modified. Each site is rated and a selection of the best sites is marked with a Billygold. The semantic search engine is in development. Once finalized, the Internauts will be able to receive an intelligent and targeted answer, edited for content to any general question they may ask.

         Billy Club & Virtual Community

     The Fan clube. For Billy and the Virtual characterse Entirely in flash technology, this is the most interactive part of the site, filled with chat rooms and forums.

     The BillyClub members have access to their piggybank of BillyPoints they earn by playing on-line, and also participating in polls, surveys and quizzes throughout the site. The BillyPoints are redeemable for many presents, gifts and awards.

         Games

     Billy Games is entirely dedicated to games, without editorial content. Classified by theme, you can find more than 20 games, changing according to the weeks and months, each of them with special prizes and rewardse 80% of our members go mostly in this area of our site.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Index to Exhibits

Item No.  Description
------------------------------------------

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

     (b) No Reports on Form 8-K were filed during the quarter ended August 31, 2001.

                                   SIGNATURES
                                   ----------


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 BILLYWEB CORP.
                                  (Registrant)


Date:    October 15, 2001        By:       /s/ Louis Pardo
                                          --------------------------------
                                          Louis Pardo, Secretary & Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Date                     Signature                Title
   ----                       ---------              -----

October 15, 2001      By:  /s/ Louis Pardo
                           --------------------
                           Louis Pardo               Secretary & Director