Form 10QSB
period 2001-11-30
BILLYWEB CORP
filed 2002-01-23
CIK 1088399

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2001 Commission file no. 0-26329

                                  Billweb Corp.
              ----------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                                65-0867538
------------------------------------                    -----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                               Identification No.)

222 Lakeview Ave., PMB 160
West Palm Beach, FL                                              33401
-------------------------------------------             -----------------------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number: (561) 832-5696


Securities to be registered under Section 12(b) of the Act:

     Title of each class                               Name of each exchange
                                                       on which registered
         None                                                   None
------------------------------                     -----------------------------

Securities to be registered under Section 12(g) of the Act:


                    Common Stock, $0.0001 par value per share
                  ---------------------------------------------
                                (Title of class)


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

     Of the 4,476,568 shares of voting common of the registrant issued and outstanding as of November 30, 2001, non-affiliates own 1,706,568. The aggregate market value of the voting and non-voting common equity held by non-affiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) as of November 30, 2001, was $4,095,763.20 (for purposes of the foregoing calculation only, each of the registrant's officers, directors and ten percent (10%) shareholders is deemed to be an affiliate)


PART I

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

Consolidated Statements of Operations and Comprehensive Income (Loss)......F-3

Consolidated Statements of Stockholders' Equity (Deficiency)...............F-4

Consolidated Statements of Cash Flows......................................F-5

Notes to Consolidated Financial Statements.................................F-6

                                 BILLYWEB CORP.
                           Consolidated Balance Sheets

                                                                          November 30,         February 28,
                                                                              2001                 2001
                                                                       -------------------  ------------------
                                                                           (unaudited)
                    ASSETS
CURRENT ASSETS
   Cash                                                                $             8,628  $            2,682
   Accounts receivable                                                                   0              15,521
   Prepaid expenses                                                                      0                 378
                                                                       -------------------  ------------------

     Total Current Assets                                                            8,628              18,581
                                                                       -------------------  ------------------

PROPERTY AND EQUIPMENT
   Leasehold improvements                                                            3,865               4,017
   Furniture and fixtures                                                           15,240              15,839
   Equipment                                                                        14,930              10,249
                                                                       -------------------  ------------------

      Subtotal property and equipment                                               34,035              30,105
      Less: Accumulated depreciation                                                (8,108)             (3,691)
                                                                       -------------------  ------------------

            Total Property and Equipment                                            25,927              26,414
                                                                       -------------------  ------------------

OTHER ASSETS
   Deposits                                                                          7,325               7,613
                                                                       -------------------  ------------------

            Total Other Assets                                                       7,325               7,613
                                                                       -------------------  ------------------

Total Assets                                                           $            41,880  $           52,608
                                                                       ===================  ==================

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Cash overdraft                                                      $            13,325  $                0
   Accounts payable                                                                      0              15,318
   VAT taxes payable                                                                   371               7,400
   Accrued expenses                                                                 70,787              21,273
   Demand loan from third party                                                    122,829                   0
                                                                       -------------------  ------------------

     Total Current Liabilities                                                     207,312              43,991
                                                                       -------------------  ------------------

Total Liabilities                                                                  207,312              43,991
                                                                       -------------------  ------------------

Minority Interest in Consolidated Subsidiaries                                           0                   0
                                                                       -------------------  ------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $0.0001 par value, authorized 10,000,000
    shares; none issued                                                                  0                   0
 Common stock, $0.0001 par value, authorized 50,000,000 shares;
    5,062,912 and 48,356,000 issued and outstanding, respectively                      506               4,836
  Additional paid in capital                                                     1,189,658             930,343
  Stock subscriptions receivable                                                    (9,766)                  0
  Accumulated comprehensive income (loss)                                          (26,074)            (11,638)
  Accumulated deficit                                                           (1,319,756)           (914,924)
                                                                       -------------------  ------------------

     Total Stockholders' Equity (Deficiency)                                      (165,432)              8,617
                                                                       -------------------  ------------------

Total Liabilities and Stockholders' Equity (Deficiency)                $            41,880  $           52,608
                                                                       ===================  ==================



     The accompanying notes are an integral part of the financial statements

                                 BILLYWEB CORP.
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                                     Three Months Ended             Nine Months Ended
                                                                        November 30,                  November 30,
                                                                ----------------------------- -----------------------------
                                                                     2001           2000          2001           2000
                                                                -------------- -------------- ------------- ---------------
Revenues                                                        $       62,105 $            0 $     227,705 $         4,469
                                                                -------------- -------------- ------------- ---------------

Expenses
   General and administrative                                          217,640        312,491       574,164         459,899
   Depreciation                                                          1,746          1,480         4,661           2,311
   Web site development                                                  1,319          9,135        53,712         100,041
                                                                -------------- -------------- ------------- ---------------

       Total expenses                                                  220,705        323,106       632,537         562,251
                                                                -------------- -------------- ------------- ---------------

Net loss before minority interest                                     (158,600)      (323,106)     (404,832)       (557,782)
Minority interest in consolidated subsidiaries net (income) loss             0         42,656             0          56,712
                                                                -------------- -------------- ------------- ---------------

Net loss                                                              (158,600)      (280,450)     (404,832)       (501,070)

Other comprehensive income (loss)
   Foreign currency translation gain (loss)                             (6,664)         1,932       (14,435)           (342)
                                                                -------------- -------------- ------------- ---------------

Comprehensive loss                                              $     (165,264)$     (278,518)$    (419,267)$     (501,412)
                                                                ============== ============== ============= ===============
Net loss per weighted average share, basic                      $        (0.03)$        (0.01)$       (0.08)$         (0.01)
                                                                ============== ============== ============= ===============
Weighted average number of shares                                    5,062,912     42,901,577     4,919,927      41,942,224
                                                                ============== ============== ============= ===============








     The accompanying notes are an integral part of the financial statements

                                 BILLYWEB CORP.
          Consolidated Statements of Stockholders' Equity (Deficiency)




                                                                                             Accumulated
                                         Number                       Additional    Stock      Comp.                     Total
                                           of      Preferred  Common    Paid-in     Subs.      Income    Accumulated  Stockholders'
                                         Shares      Stock     Stock    Capital  Receivable    (Loss)      Deficit      Equity
                                       ----------- -------- -------- ---------- ----------- ---------- ------------ -------------
BEGINNING BALANCE, June 10, 1998                 0 $      0 $      0 $        0 $         0 $         0$          0 $          0

Year Ended February 28, 1999:
----------------------------
  June 1998 - services                   1,000,000        0      100          0           0           0           0          100
  1st qtr. 1998 - cash                   1,000,000        0      100      9,900           0           0           0       10,000
  2nd qtr. 1998 - cash                      50,000        0        5     49,995                                   0       50,000

Net loss                                         0        0        0          0           0           0      (8,742)      (8,742)
                                       ----------- -------- -------- ---------- ----------- ----------- ------------ ------------

BALANCE, February 28, 1999               2,050,000        0      205     59,895           0           0      (8,742)      51,358

Year Ended February 29, 2000:
----------------------------

Net loss                                         0        0        0          0           0           0      (2,900)      (2,900)
                                       ----------- -------- -------- ---------- ----------- ----------- ------------ ------------

BALANCE, February 29, 2000               2,050,000        0      205     59,895           0           0     (11,642)      48,458

Year Ended February 28, 2001:
----------------------------
April 2000 - accrued expenses               13,500        0        1      3,384           0           0           0        3,385
May 2000 - common stock contributed     (1,000,000)       0     (100)       100           0           0           0            0
May 2000 - 16 for 1 forward split       15,952,500        0    1,596     (1,596)          0           0           0            0
May 2000 - reverse merger               23,100,000        0    2,310    229,834           0           0     (39,035)     193,109
May 2000 - services                      1,900,000        0      190          0           0           0           0          190
May 2000 - stock subscription
           receivable                      150,000        0       15    149,985    (150,000)          0           0            0
June 2000 - stock subscriptions
           received                              0        0        0          0     150,000           0           0      150,000
June 2000 - services                       200,000        0       20    199,980           0           0           0      200,000
July 2000 - minority interest
            of subsidiary                5,000,000        0      500     56,210           0           0           0       56,710
October 2000 - services                    990,000        0       99    232,551           0           0           0      232,650
Other comprehensive income (loss)                0        0        0          0           0     (11,638)          0      (11,638)

Net loss                                         0        0        0          0           0           0    (864,247)    (864,247)
                                       ----------- -------- -------- ---------- ----------- ----------- ------------ ------------

BALANCE, February 28, 2001              48,356,000        0    4,836    930,343           0    (11,638)   (914,924)        8,617

Nine Months Ended November 30, 2001:
-----------------------------------
(unaudited)
   March 2001 - 1 for 10 reverse split (43,520,399)       0   (4,352)     4,352           0           0           0            0
   Shares issued for cash                  194,539        0       19    218,107           0           0           0      218,126
   Shares issued for services               24,959        0        2     27,091           0           0           0       27,093
   Shares issued for subscription            7,813        0        1      9,765      (9,766)          0           0            0
   Other comprehensive income (loss)             0        0        0          0           0     (14,436)          0      (14,436)
Net loss                                         0        0        0          0           0           0    (404,832)    (404,832)
                                       ----------- -------- -------- ---------- ----------- ----------- ------------ ------------

ENDING BALANCE, November 30, 2001
(unaudited)                              5,062,912 $      0 $    506 $1,189,658 $    (9,766)$   (26,074)$(1,319,756) $  (165,432)
                                       =========== ======== ======== ========== =========== =========== ============ ============




     The accompanying notes are an integral part of the financial statements

                                 BILLYWEB CORP.
                      Consolidated Statements of Cash Flows
                         Nine Months Ended November 30,
                                   (Unaudited)




                                                                                  2001                     2000
                                                                          ---------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $            (404,832)   $           (501,070)
Adjustments to reconcile net loss to net cash used for development activities:
   Stock issued for services                                                             27,092                 232,650
   Depreciation                                                                           4,566                   2,311
   Minority interest in consolidated subsidiary income (loss)                                 0                (56,712)
Change in assets and liabilities:
   (Increase) decrease in accounts receivable                                            14,965                       0
   (Increase) decrease in prepaid expenses                                                  365                     (74)
   (Increase) decrease in deposits                                                            0                  (7,517)
   Increase (decrease) in accounts payable                                              (14,770)                      0
   Increase (decrease) in accrued expenses                                               50,422                   4,000
   Increase (decrease) in VAT payable                                                    (6,764)                      0
                                                                          ---------------------    --------------------

Net cash used by operating activities                                                  (328,956)               (326,412)
                                                                          ---------------------    --------------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                    (5,080)                (26,214)
                                                                          ---------------------    --------------------

Net cash used by investing activities                                                    (5,080)                (26,214)
                                                                          ---------------------    --------------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Cash acquired in reverse merger                                                            0                  51,841
   Proceeds from short-term loan                                                        108,756                       0
   Repayment of short-term loan                                                         (33,986)                (60,000)
   Receipt of stock subscriptions by subsidiary                                               0                 240,000
   Stock sold for cash                                                                  218,127                       0
   Receipt of stock subscriptions                                                             0                 150,000
   Increase of bank overdraft                                                            56,820                       0
                                                                          ---------------------    --------------------

Net cash provided by financing activities                                               349,717                 381,841
                                                                          ---------------------    --------------------

Effect of exchange rates on cash                                                         (9,735)                   (151)
                                                                          ---------------------    --------------------

Net increase (decrease) in cash                                                           5,946                  29,064

CASH, beginning of period                                                                 2,682                  69,822
                                                                          ---------------------    --------------------

CASH, end of period                                                       $               8,628    $             98,886
                                                                          =====================    ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Non-Cash Financing Activities:
    Common stock issued to pay accrued expenses                           $                   0    $              3,385
                                                                          =====================    ====================
    Common stock issued for subscription receivable                       $               9,766    $                  0
                                                                          =====================    ====================


     The accompanying notes are an integral part of the financial statements

                                 BILLYWEB CORP.
                   Notes to Consolidated Financial Statements
                  (Information with respect to the nine months
                 ended November 30, 2001 and 2000 is unaudited)


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

     e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $4,661 and $2,311 for the nine months ended November 30, 2001 and 2000, respectively.

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

     h) Interim financial information The financial statements for the nine months ended November 30, 2001 and 2000 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

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

     In March 2001, the Company completed a 1 for 10 reverse split of its common stock. In April and May 2001, 24 stockholders, holding 3,750,660 post split shares, or approximately 78% of the issued and outstanding common stock, signed a lock-up agreement further restricting their shares from resale until June 30, 2003. During the second and third quarters of fiscal 2002, the Company sold 202,352 shares of restricted common stock in exchange for $218,127 in cash and stock subscriptions of $9,766. The Company also issued 24,959 shares of restricted common stock for services, valued at $27,092.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $1,320,000, expiring $405,000, $864,300 and $50,700 at February 28, 2022, 2021 and
     2020, respectively.

     The amount  recorded  as  deferred  tax assets as of  November  30, 2001 is
     $200,000, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

                                 BILLYWEB CORP.
                   Notes to Consolidated Financial Statements


(4) Going Concern As shown in the accompanying financial statements, the Company incurred a net loss of $1,320,000 for the period from June 10, 1998 (Inception) through November 30, 2001. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

     During the first and second quarter of 2001, three unrelated parties loaned the Company approximately $110,000 as short- term, non-interest bearing demand notes. In September 2001, the Company repaid approximately $34,000 of those notes. In May 2001, an unrelated third party loaned the Company $10,000 on a short-term demand loan bearing 9% interest, which was repaid in July 2001.

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

Item 2.     Management's Plan of Operation.

General

Plan of Operations

     Billyweb Corp. f/k/a EZ Talk, Inc., a Florida corporation ("Billyweb"), of which ShareExchange Corp. f/k/a Billyweb Corp., a Florida corporation ("SE") is a wholly owned subsidiary (collectively the "Company") relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder ("Rule 506") for several transactions regarding the issuance of its unregistered securities. In each instance, such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitations on resale and (vi) each of the parties was a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction (the "506 Exemption").

     In September 2001, the Company issued 8,533 shares to Joseph Trebuchon for services rendered to the Company valued at $10,666.25. For such offering, the Company relied upon the 506 Exemption. No state exemption was necessary, as Mr. Trebuchon is a French resident.

     In the second and third quarters of fiscal 2002, 194,539 shares of the Company's common stock have been issued and $218,126 received pursuant to seven
(7) stock subscriptions received for an ongoing offering of the Company's common stock. For such offering, the Company relied upon the 506 Exemption. No state exemption was required, as all subscribers were foreign residents.

Results of Operations

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

For the Three Months Ended November 30, 2001 & November 30, 2000 and For the Nine Months Ended November 30, 2001 & November 30, 2000

Financial Condition, Capital Resources and Liquidity

     For the three (3) months ended November 30, 2001 and 2000 the Company recorded revenues of $62,100 and $0 respectively. The increase is primarily due to operations continuing to expand. For the nine (9) months ended November 30, 2001 and 2000 the Company recorded revenues of $227,700 and $4,500 respectively. The increase is primarily due to increased operations.

     For the three (3) months ended November 30, 2001 and 2000 the Company had, on a consolidated basis, general and administrative expenses of $217,600 and $312,500 respectively. The decrease is primarily due to the Company controlling expenditures better. For the nine (9) months ended November 30, 2001 and 2000 the Company had, on a consolidated basis, general and administrative expenses of $574,200 and $460,000 respectively. The increase is primarily due to expenditures related with the beginning of revenue generating operations.

     For the three (3) months ended November 30, 2001 and 2000 the Company had, on a consolidated basis, total operating expenses of $220,700 and $323,100 respectively. The decrease is primarily due to the Company controlling expenditures better. For the nine (9) months ended November 30, 2001 and 2000 the Company had, on a consolidated basis, total operating expenses of $632,500 and $562,300 respectively. The increase is primarily due to expenditures related with the beginning of revenue generating operations.

Net Losses

     For the three (3) months ended November 30, 2001 and 2000, the Company reported a net loss from operations excluding currency translation of $158,600 and $280,500 respectively. For the nine (9) months ended November 30, 2001 and 2000, the Company reported a net loss from operations excluding currency translation of $404,800 and $501,100 respectively.

Liquidity/Working Capital

     BLWB's working capital is presently negative $198,700 and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

     The ability of the Company to continue as a going concern is dependent upon its ability to deliver on its commitment to its business plan. The Company is currently negotiating with several accredited investors for a potential cash investment.

Net Operating Loss Carry-forwards

     The Company has net operating loss carry-forwards of approximately $1,320,000 expiring $405,000, $864,300 and $50,700 at February 28, 2022, 2021
and 2020, respectively. The company has a $200,000 deferred tax asset resulting from the loss carry-forwards, for which it has established a one hundred percent (100%) valuation allowance. The Company may not be able to utilize such carry-forwards as the Company has no history of profitable operations.

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

     At November 30, 2001, the Company had a total of eight (8) employees, of which one (1) was employed in sales and marketing, five (5) were employed in product development, professional services, customer support and internal operations support, and two (2) were employed in administration and finance which including the sales and marketing employee. Our future performance depends in significant part upon the continued service of our key technical and management personnel, and our continuing ability to attract and retain highly qualified and motivated personnel in all areas of our operations. Competition for such personnel is intense. We provide no assurance that we can retain key managerial and technical employees or that we can attract, assimilate or retain other highly qualified personnel in the future. Our employees are not represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

Research and Development Plans

     For the next three (3) months there is not a plan for funding extensive research and development efforts.

Part II

Item 2. Changes in Securities and Use of Proceeds

         None.

Item 3. Defaults upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows: Index to Exhibits

Item No.          Description
---------         -----------------------------------------
2.1      [3]      Share Exchange Agreement between the Company, Billyweb Corp. and the shareholders of Billyweb Corp. dated May 15, 2000.

3(i).1   [1]      Articles of Incorporation filed June 11, 1998.

3(i).2   [4]      Articles of Amendment to the Articles of Incorporation changing name to Billyweb
                  Corp. filed May 3, 2000.

3.2      [1]      Bylaws.

5.1      [2]      Opinion of Mintmire & Associates.

10.1     [2]      EZ Talk, Inc. Employee/Consultant Stock Compensation Plan.

10.2     [4]      Partnership Contract with Alidoo RCS Paris.

10.3     [4]      Contract for Trading Content with Eurekan Multimedia, SA.

10.4     [4]      Contract for Trading Content with Quelm.

23.1     [2]      Consent of Durland & Company, CPAs, P.A.

23.2     [2]      Consent of Mintmire & Associates (contained in Exhibit 5.1).
----------------

[1] Originally filed on June 10, 1999 with the Company's Registration Statement on Form 10- SB.
[2] Originally filed on April 28, 2000 with the Company's Registration Statement on Form S-8.
[3] Originally filed on May 16, 2000 with the Company's Current Report on Form 8-K.
[4] Originally filed on July 17, 2000 with the Company's Quarterly Report on Form 10QSB.


     (b) No Reports on Form 8-K were filed during the quarter ended November 30, 2001.

                                   SIGNATURES
                                   ----------


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Billyweb Corp.
                                  (Registrant)


Date:    January 21, 2002       By: /s/ Frederic Richard
                                ----------------------------------------------
                                Frederic Richard, President & Director

                                By: /s/ Louis Pardau Dit Pardo
                                ----------------------------------------------
                                Louis Pardau Dit Pardo, Secretary & Treasurer