Form 10KSB
period 2002-02-28
BILLYWEB CORP
filed 2002-06-13
CIK 1088399

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

For the fiscal year ended: February 28, 2002

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission File Number: 0-26329

                                 BillyWeb Corp.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Florida                                              65-0867538
------------------------------------------           ---------------------------
(State or other jurisdiction of                      (I.R.S. Employer
           incorporation or organization)                    Identification No.)

222 Lakeview Ave., PMB 160
West Palm Beach, FL                                               33401
-------------------------------------------          ---------------------------
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

                    Common Stock, $0.0001 par value per share
            --------------------------------------------------------
                                (Title of class)

Copies of Communications Sent to:
                                    Mintmire & Associates
                                    265 Sunrise Avenue, Suite 204
                                    Palm Beach, FL 33480
                                    Tel: (561) 832-5696 Fax: (561) 659-5371

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                  Yes   X        No
                       ---          ---

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10 KSB. [X]

     Issuer's revenues for its 2002 fiscal year were $405,202.

     Of the 5,086,996 shares of voting common of the registrant issued and outstanding as of February 28, 2002, non-affiliates owned 2,316,996 shares. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 28, 2002 was $9,267,984.

                                TABLE OF CONTENTS


PART I     ...................................................................4
  Item 1.    Description of Business..........................................4
  Item 2.    Description of Property..........................................8
  Item 3.    Legal Proceedings................................................9
  Item 4.    Submission of Matters to a Vote of Security Holders..............9

PART II    ...................................................................9
  Item 5.    Market Price of and Dividends on the Registrant's Common
             Equity and Other Shareholder Matters.............................9
  Item 6.    Management's Discussion and Analysis............................10
  Item 7.    Financial Statements............................................13
  Item 8.    Changes In and Disagreements With Accountants on Accounting and
             Financial Disclosure............................................13

PART F/S   ..................................................................13

PART III   ..................................................................23
  Item 9.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act...............23
  Item 10.   Executive Compensation..........................................24
  Item 11.   Security Ownership of Certain Beneficial Owners and Management..24
  Item 12.   Certain Relationships and Related Transactions. ................25
  Item 13.   Exhibits and Reports on Form 8-K................................25

SIGNATURES ..................................................................27

PART I

Item 1. Description of Business.

     (a) Business Development.

     BillyWeb Corp. f/k/a/ EZ Talk, Inc. (the "Company") was organized under the laws of the State of Florida on June 10, 1998. The Company was originally organized for the purpose of engaging in the business of selling/marketing a universal, hands-free mobile speaker for mobile phones. The Company maintains its executive offices at 222 Lakeview Ave., PMB 160, West Palm Beach, FL 33401,
Telephone: (561) 832-5696 and an operating office at 95 rue La Boetie, Paris France 75008, Telephone: 011-33-1-40-17-09-49.

     The Company's new focus aimed to fulfill the perceived demand for Interactive accessing of the internet. It believes that it is the first Internet company that combines the technologies of traditional TV, radio and print medium with the explosive Internet industry. The Company is named after an animated character, Billy, which was created by Billy Web Corp. which was to be used as a Disney star and Disney Club show host in partnership with Fprod Fenomen for the initial European web site with a scenario interface.

     In November 2000, a French subsidiary of Billyweb Corp was created. Totally owned and controlled by Billyweb Corp, the purpose of Billyweb France is to ease and facilitate the development of the production of content for children in France. Its executive offices are located at 95, rue de la Boetie, 75008 Paris.

     Due to the worldwide and global lack of profitability of internet-based corporations, as well as the increasing difficulties to develop Internet activities, and in the light of numerous side-effects experienced by competitors such as Disney or Warner Bros aiming at developing e-commerce and websites for children, the management of Billyweb decided to progressively slow-down the internet activity and to increase the development of new products.

     Strategically   positioned  in  the  segment  of  Financial   Products  for
teenagers, "BillyWebCard" is the illustration of the strategy of the company to reorientate its development.

     A contract was signed between BillyWeb, ibank and Covefi in April 2001 to develop BillyWebCard. BillyWebCard is an innovative financial product for children, that cumulates the advantages of a very attractive savings account (4.75 to 5.25% interest rates granted according to age groups), an instant debit card with vocal recognition system, and diverse services offered to children through an audiotel platform, accessible through a 800 number, 24 hours a day. Covefi Bank is the first French Direct Bank, with more than 200,000 operating accounts. Ibank is the financial service integrator for BillyWebCard, controlling the audiotel services.

     In May 2001, a record deal was signed with Universal in France, in order to produce and release one (1) music album for children. The first single called "Supersonic" was produced in France and Miami in the studio of Desmond Child in 2000. This deal was strategic for the development of the corporation, because it allowed the development of a unit of 3D-animation team, cumulating the expertise of traditional video production with 3D animation, video compositing. Using the "Softimage" technology, the first in-house video production was made in France between June and September.

     In September 2001, the music video of Supersonic was released by Universal on diverse networks : TF1, MTV Europe, MTV France, MCM and M6.

     The first single "Supersonic by BillyWeb" was released mid-September 2001.

     The 2001 composite Dance Charts, covering all calendar year 2001 and published first week of 2002 outlined the performance of the record << Supersonic >> launched in clubs. Supersonic has become the most played record in clubs and discotheques in France for year 2001, topping major players like Madonna, Shaggy and Janet Jackson.

         Multiple licensing agreements have been signed with major record labels all over Europe and Canada, in order to promote and distribute "Supersonic" outside France :

     o Canada, with country largest Dance Record Label, Tycoon Records, distributed by SONY MUSIC. o Spain, with independant Dance label Vale Music, o Great Britain, with Attitude Records, a label of Universal Music in the UK. o Italy, with Media Records, one of the largest independent record labels. o and a partnership agreement withScorpio Music, already in charge of Publishing rights, for representation at MIDEM 2002.

     Following the modification of activity process, as decided in February 2001, the management decided to stop all investments in the Internet development, and consequently dismiss the two (2) employees in charge of the website content. The website www.billyweb.com was discontinued and replaced by www.billyweb.net, in a lighter, easier and inexpensive version of its predecessor, emphasizing the promotional aspect of Billyweb commercial products: the tv shows, the merchandising products, the record and BillyWebCard.

     In September 2001, the name of the Company's subsidiary Billyweb France was changed to "BW Entertainment" in line with the broader range of activities to be developed by the Company.

     In December 2001, the board decided to reduce expenses in France and maximize European development. All remaining employees were dismissed.

     At the same time, Billy Web Corp and iBank announced the signature of a bartering agreement with TF1, European television network leader, for marketing operations on TV related to BillyWebCard. A Television game with cumulated prizes of a value exceeding 3.5 million French Francs, broadcast everyday at
11.15 am and noon, introduce BillywebCard to massive audiences. Multiple marketing operations with major distribution networks were made (La Grande Recre, the French equivalent of Toys'r'us, Jennyfer, Jackson Burger).

     The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder ("Rule 506") for several transactions regarding the issuance of its unregistered securities. In each instance, such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitations on resale and (vi) each of the parties was a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction (the "506 Exemption").

     In March 2001, the Company completed a one for ten (1:10) reverse split of its common stock.

     In April and May 2001, twenty-four (24) stockholders, holding 3,750,660 post split shares, or approximately seventy-eight percent (78%) of the issued and outstanding common stock, signed a lock-up agreement further restricting their shares from resale until June 30, 2003.

     During the second and third quarters of fiscal 2002, the Company sold 226,436 shares of restricted common stock in exchange for $280,151 in cash. The Company also issued 24,959 shares of restricted common stock for services, valued at $27,092. For all issuances, the Company relied upon the 506 Exemption.

     In April 2002, the Company completed a second one for ten (1:10) reverse split of its common stock. Also in April 2002, the Company recognized that its plan was not progressing as it had hoped. The Company elected to lay off virtually all of its employees, and pare expenses as dramatically as possible. It then was able to convert its short-term debt and accrued consulting fees into restricted common stock. It raised an additional $100,000 in cash which, with its accounts receivable, when collected, will cover its expenses until the fourth quarter of fiscal 2003. The Company is currently evaluating various avenues to proceed, including a continuation of its present business on a less capital-intensive basis, along with certain potential unrelated opportunities.

     In May 2002, the Company agreed to convert $108,000 of short-term debt into 864,000 shares of common stock, restricted under Rule 144 plus one additional year of restriction. The Company also agreed to convert $135,000 of accrued consultant fees into 1,080,000 shares of common stock, restricted under Rule 144 plus one additional year of restriction. For these issuances, the Company relied upon the 506 Exemption.

     In May 2002, the Company issued 1,969,784 shares of unrestricted common stock to ten (10) persons under an S-8 registration in exchange for services valued at $984,892.

     In May 2002, the Company received a stock subscription receivable for $100,000 in cash in exchange for 800,000 shares of common stock, restricted under Rule 144 plus one additional year of restriction. For such offering, the Company relied upon the 506 Exemption.

     (b) Business of Issuer.

Business Strategy

     After deciding in 2000 to orientate the strategy towards Internet development, the Company had to face structural changes as a result of the slowdown in e-commerce worldwide in 2001. In order to maintain and develop its activity, the Company had to redefine its priorities, modify its original strategy and develop products dedicated to traditional distribution networks. Still benefiting fron the experience and visibility of its President, the Television host Billy, the Company developed different ranges of products, from records to financial tools for teenagers and merchandising.

     Consequently, the internet development has been stopped and a simpler and lighter version of the original website has replaced its predecessors. The Company has decided to use Internet as a promotional tool for its upcoming products only. It decreased its expenses for production of web content, developed innovative financial products for children in partnership with a stable financial institution and redesigned the structure of the Company itself in order to respond to the new market demand and consumption behavior.

Growth and Development

     Development will increase with visibility, brand awareness and consumers recruitment. New markets have to be developed and in order to test the efficiency of the Company's concepts and products, multiple agreements have been signed for thee release of such products as record singles, albums and music videos, that can be considered as short formats and test products for future development.

     The strategic goal of the Company is to develop the production activity, such as TV series for children, for which a concept and script has been edited (code name: Alien TV). The development of such concepts will require additional funding and the Company has asked its officers to increase partnerships with leading operators, producers and distributors worldwide, to reach the critical level for international production. This level has not been reached yet.

Sales and Marketing

Music: Supersonic by Billyweb was the first single to be released in September 2001. An album is planned for production in the deal signed with Universal in May 2001 and in the numerous licensing agreements signed with record labels in Europe and Canada.

Publishing: A book, titled "Les Perles de l'Internet" was released by the Editor Michel Lafon and sold during 2001. No significant results have been edited yet.

Shows and Events: Billy hosts a series of multimedia shows interacting with Web avatars. Following on from the Elysee Christmas Tree event (1999), to the Cannes Film Festival Billyweb, Billy hosted the Lighting of the Christmas Tree for the French President Jacques Chirac and his wife at the Elysee, once again this year, in December 2001. In May 2001, Billy hosted at the Ritz a very pretisgious event : Elior Graine de Chef, the election of the French best "Child Chef for 2000".

Video production : First In-house video music was produced in Paris between May and September 2001. The overall production budget was 150,000 US for a 3'40 minutes video mixing 35mm traditional techniques and 3D-animation, plus video-compositing and high-quality rendering and post-production techniques.

Fund Raising : Like in 1999 and 2000, Billy hosted the " Yellow Coins Train" with the French First Lady, Bernadette Chirac, in order to raise funds for children's hospitals. A substantial increase in the amount of funds raised was realized, when compared to the years before.

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

Employees and Consultants

     At February 28, 2002, the Company had approximately six (6) employees, which were subsequently terminated in April 2002. The Company anticipates that it will rely greatly on the management skills of its officers Frederic Richard and Louis Pardo.

Item 2. Description of Property

     The Company's executive offices are located at 222 Lakeview Ave., PMB 160, West Palm Beach, FL 33401, Telephone: (561) 832-5696. The Company leases an operational office located at 95 rue La Boetie Paris France, 75008, Telephone:
011-33-1-40-17-09-49 on a month to month basis with no lease and has since March 2002. The Company previously maintained offices at 28 Bd Malesherbes, Paris France, 75008. The Company owns no real property.

Item 3. Legal Proceedings.

     The Company's subsidiary, BW Entertainment, is the defendant in a suit by URSSAF over a legal tax matter in France. The disputed amount is approximately 40,000 Euros.

     The Company is the defendant in a lawsuit over VAT Tax past due, in the total amount of 20,000 Euros.

     The Company has engaged the services of a French accountant to resolve these matters. The Company has accrued the amount that it believes it owes.

Item 4. Submission of Matters to a Vote of Security Holders.

     The reverse split of the Company's common stock conducted in April 2002 was approved by consent of a majority of the Company's shareholders.

PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters.

     The common stock of the Company currently is quoted on the Over the Counter Bulletin Board under the symbol "BLYW" and has been since May 10, 2002. Prior to that time, it was quoted on the Over the Counter Bulletin Board under the symbol "BLLY" and was since January 24, 2002. Prior to that time, it was quoted on the Over the Counter Bulletin Board under the symbol "BLWB" and was since April 2, 2001. Prior to that time, it was quoted on the Over the Counter Bulletin Board under the symbol EZTK since it commenced trading on May 11, 2000. The ask/high and bid/low information for each fiscal quarter since are as follows:

Quarter                       Ask/High            Bid/Low
--------------------------   ----------         -----------
05/11/2000-05/31/2000          4.50                1.31
06/01/2000-08/31/2000          1.50                0.56
09/01/2000-11/30/2000          1.25                0.21
12/01/2000-02/28/2001          0.28                0.08
03/01/2001-05/31/2001         15.00                0.11         *1:10 reverse stock split 04/02/2001
06/01/2001-08/31/2001         20.00                8.50
09/01/2001-11/30/2001         28.00               11.00
12/01/2001-02/28/2002         48.00               20.00
03/01/2002-05/31/2002         47.00                0.50         *1:10 reverse stock split 04/17/2002

* Prices are adjusted to reflect stock splits.

Shareholders

     The approximate number of holders of record of common equity is 76 as of February 28, 2002.

Dividends

     The Company has never declared or paid any cash dividends on its common stock and does not intend to declare any dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis

(a) Caution Regarding Forward-Looking Information

     Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

     Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

     Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward- looking statements contained herein to reflect future events or developments.

(b) Summary

     BillyWeb Corp. f/k/a/ EZ Talk, Inc. (the "Company") was organized under the laws of the State of Florida on June 10, 1998. The Company was originally organized for the purpose of engaging in the business of selling/marketing a universal, hands-free mobile speaker for mobile phones. The Company's maintains executive offices at 222 Lakeview Ave., PMB 160, West Palm Beach, FL 33401,
Telephone: (561) 832-5696 and an operating office at 95 rue La Boetie Paris France, 75008, Telephone: 011-33-1-40-17-09-49 on a month to month basis with no lease and has since March 2002. The Company previously maintained offices at 28 Bd Malesherbes, Paris France, 75008.

     The Company's new focus aimed to fulfill the perceived demand for Interactive accessing of the internet. It believes that it is the first Internet company that combines the technologies of traditional TV, radio and print medium with the explosive Internet industry. The Company is named after an animated character, Billy, which was created by Billy Web Corp. which was to be used as a Disney star and Disney Club show host in partnership with Fprod Fenomen for the initial European web site with a scenario interface.

     In November 2000, a French subsidiary of Billyweb Corp was created. Totally owned and controlled by Billyweb Corp, the purpose of Billyweb France is to ease and facilitate the development of the production of content for children in France.

     Due to the worldwide and global lack of profitability of internet-based corporations, as well as the increasing difficulties to develop Internet activities, and in the light of numerous side-effects experienced by competitors such as Disney or Warner Bros aiming at developing e-commerce and websites for children, the management of Billyweb decided to progressively slow-down the internet activity and to increase the development of new products.

         Strategically positioned in the segment of Financial Products for teenagers, "BillyWebCard" is the illustration of the strategy of the company to reorientate its development..

         A contract was signed between BillyWeb, ibank and Covefi in April 2001 to develop BillyWebCard. BillyWebCard is an innovative financial product for children, that cumulates the advantages of a very attractive savings account (4.75 to 5.25% interest rates granted according to age groups), an instant debit card with vocal recognition system, and diverse services offered to children through an audiotel platform, accessible through a 800 number, 24 hours a day. Covefi Bank is the first French Direct Bank, with more than 200,000 operating accounts. Ibank is the financial service integrator for BillyWebCard, controlling the audiotel services.

     In May 2001, a record deal was signed with Universal in France, in order to produce and release one (1) music album for children. The first single called "Supersonic" was produced in France and Miami in the studio of Desmond Child in 2000. This deal was strategic for the development of the corporation, because it allowed the development of a unit of 3D-animation team, cumulating the expertise of traditional video production with 3D animation, video compositing. Using the "Softimage" technology, the first in-house video production was made in France between June and September.

     In September 2001, the music video of Supersonic was released by Universal on diverse networks : TF1, MTV Europe, MTV France, MCM and M6.

     The first single "Supersonic by BillyWeb" was released mid-September 2001.

     The 2001 composite Dance Charts, covering all calendar year 2001 and published first week of 2002 outlined the performance of the record << Supersonic >> launched in clubs. Supersonic has become the most played record in clubs and discotheques in France for year 2001, topping major players like Madonna, Shaggy and Janet Jackson.

     Multiple licensing agreements have been signed with major record labels all over Europe and Canada, in order to promote and distribute "Supersonic" outside France :

o Canada, with country largest Dance Record Label, Tycoon Records, distributed by SONY MUSIC.
o    Spain, with independant Dance label Vale Music,
o    Great Britain, with Attitude Records, a label of Universal Music in the UK.
o    Italy, with Media Records, one of the largest independent record labels.
o and a partnership agreement with Scorpio Music, already in charge of Publishing rights, for representation at MIDEM 2002.

     Following the modification of activity process, as decided in February 2001, the management decided to stop all investments in the Internet development, and consequently dismiss the two (2) employees in charge of the website content. The website www.billyweb.com was discontinued and replaced by www.billyweb.net, in a lighter, easier and inexpensive version of its predecessor, emphasizing the promotional aspect of Billyweb commercial products: the tv shows, the merchandising products, the record and BillyWebCard.

     In September 2001, the name of the Company's subsidiary Billyweb France was changed to "BW Entertainment" in line with the broader range of activities to be developed by the Company.

     In December 2001, the board decided to reduce expenses in France and maximize European development. All remaining employees were dismissed.

     At the same time, Billy Web Corp and iBank announced the signature of a bartering agreement with TF1, European television network leader, for marketing operations on TV related to BillyWebCard. A Television game with cumulated prizes of a value exceeding 3.5 million French Francs, broadcast everyday at
11.15 am and noon, introduce BillywebCard to massive audiences. Multiple marketing operations with major distribution networks were made (La Grande Recre, the French equivalent of Toys'r'us, Jennyfer, Jackson Burger).

(c) Results of Operations

     For the Years Ended February 28, 2001 & February 28, 2002

     Financial Condition, Capital Resources and Liquidity

     For the twelve months ending February 28, 2001 and February 28, 2002 the Company recorded revenues of $91,158 and $405,202 respectively. For the twelve months ending February 28, 2001 and February 28, 2002 the Company had consulting fee expenses of $521,421 and $140,523 respectively.

     For the twelve months ending February 28, 2001 and February 28, 2002, the Company had, on a consolidated basis, general and administrative expenses of $254,728 and $591,139, respectively.

     For the twelve months ending February 28, 2001 and February 28, 2002, the Company had on a consolidated basis total operating expenses of $955,470 and $877,649.

Net Losses

     For the twelve months ending February 28, 2001 and February 28, 2002, the Company reported a net loss from operations excluding currency translation of $864,247 and $473,928 respectively.

     At February 28, 2002, the Company had assets totaling $148,615 and an accumulated net loss of $1,389,000.

Liquidity/Working Capital

     There can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

Net Operating Loss Carry-forwards

     The Company has net operating loss carry-forwards of approximately $1,389,000 expiring $474,000, $864,300 and $50,700 at February 28, 2022, 2021
and 2020, respectively. The Company has a $556,000 deferred tax asset resulting from the loss carry-forwards, for which it has established a one hundred percent (100%) valuation allowance. The Company may not be able to utilize such carry-forwards as the Company has no history of profitable operations.

Employees

     At February 28, 2002, the Company had approximately six (6) employees, which were subsequently terminated in April 2002.

Research and Development Plans

     For the next twelve (12) months there is not a plan for funding extensive research and development efforts.

Item 7. Financial Statements.

         The information called for by this item is indexed on Page F-1 of this report and is contained on the pages following said page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

PART F/S

     The Financial Statements of BillyWeb Corp, and Notes to Financial Statements together with the Independent Auditor's Report of Durland and Company, CPAs, P.A., required by this Item 13 commence on page F-1 hereof and are incorporated herein by this reference.




                                 BILLYWEB CORP.

                          AUDITED FINANCIAL STATEMENTS

                 For the Years Ended February 28, 2002 and 2001

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report...............................................F-2

Consolidated Balance Sheets................................................F-3

Consolidated Statements of Operations......................................F-4

Consolidated Statements of Stockholders' Equity............................F-5

Consolidated Statements of Cash Flows......................................F-6

Notes to Consolidated Financial Statements.................................F-7

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
BillyWeb Corp.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of BillyWeb Corp. as of February 28, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BillyWeb Corp. as of February 28, 2002 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States.

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





/s/Durland & Company, CPAs, P.A.
Durland & Company, CPAs, P.A.
Palm Beach, Florida
June 1, 2002

                                 BILLYWEB CORP.
                           Consolidated Balance Sheets
                            Years Ended February 28,




                                                                                         2002                   2001
                                                                                ----------------------  --------------------
                                          ASSETS
CURRENT ASSETS
   Cash                                                                         $                1,382  $              2,682
   Accounts receivable                                                                         113,956                15,521
   VAT taxes receivable                                                                          2,162                     0
   Prepaid expenses                                                                                354                   378
                                                                                ----------------------  --------------------
           Total Current Assets                                                                117,854                18,581
                                                                                ----------------------  --------------------

PROPERTY AND EQUIPMENT
   Leasehold improvements                                                                        3,757  $              4,017
   Furniture and fixtures                                                                       14,817                15,839
   Equipment                                                                                    14,516                10,249
                                                                                ----------------------  --------------------

      Subtotal property and equipment                                                           33,090                30,105
      Less: Accumulated depreciation                                                            (9,451)               (3,691)
                                                                                ----------------------  --------------------

            Total Property and Equipment                                                        23,639                26,414
                                                                                ----------------------  --------------------

OTHER ASSETS
   Deposits                                                                                      7,122                 7,613
                                                                                ----------------------  --------------------

            Total Other Assets                                                                   7,122                 7,613
                                                                                ----------------------  --------------------

Total Assets                                                                    $              148,615  $             52,608
                                                                                ======================  ====================

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Cash overdraft                                                               $               20,671  $                  0
   Accounts payable                                                                             15,653                15,318
   VAT taxes payable                                                                                 0                 7,400
   Accrued expenses                                                                            170,141                21,274
   Demand loan from third party                                                                107,905                     0
                                                                                ----------------------  --------------------

            Total Current Liabilities                                                          314,370                43,992
                                                                                ----------------------  --------------------

Total Liabilities                                                                              314,370                43,992
                                                                                ----------------------  --------------------

Minority Interest in Consolidated Subsidiaries                                                       0                     0
                                                                                ----------------------  --------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized 10,000,000
     shares; none issued                                                                             0                     0
   Common stock, $0.0001 par value, authorized 50,000,000 shares;
       5,086,996 and 48,356,000  issued and outstanding, respectively                              509                 4,836
   Additional paid-in capital                                                                1,241,914               930,342
   Accumulated comprehensive income (loss)                                                     (19,326)              (11,638)
   Accumulated deficit                                                                      (1,388,852)             (914,924)
                                                                                ----------------------  --------------------

            Total Stockholders' Equity (Deficiency)                                           (165,755)                8,616
                                                                                ----------------------  --------------------

Total Liabilities and Stockholders' Equity (Deficiency)                         $              148,615  $             52,608
                                                                                ======================  ====================


     The accompanying notes are an integral part of the financial statements

                                 BILLYWEB CORP.
                      Consolidated Statements of Operations
                            Years Ended February 28,



                                                                                         2002                   2001
                                                                                ----------------------  --------------------
REVENUES                                                                        $              405,202  $             91,158
                                                                                ----------------------  --------------------

OPERATING EXPENSES
   General and administrative                                                                  591,139               254,728
   Consulting fees                                                                             140,523               521,421
   Depreciation                                                                                  6,165                 3,618
   Professional fees                                                                            78,599                46,477
   Web site development                                                                         61,223               129,226
                                                                                ----------------------  --------------------

          Total operating expenses                                                             877,649               955,470
                                                                                ----------------------  --------------------

Operating income (loss)                                                                       (472,447)             (864,312)
                                                                                ----------------------  --------------------

OTHER INCOME (EXPENSE)
   Interest expense                                                                               (250)                    0
   Foreign currency transaction gain (loss)                                                     (1,231)                    0
                                                                                ----------------------  --------------------

          Total other income (expense)                                                          (1,481)                    0

Net loss before minority interest                                                             (473,928)             (864,312)
                                                                                ----------------------  --------------------
Minority interest in consolidated subsidiaries net (income) loss                                     0                    65
                                                                                ----------------------  --------------------

Net loss                                                                                      (473,928)             (864,247)

Other comprehensive income (loss)
   Foreign currency translation gain (loss)                                                     (7,688)              (11,638)
                                                                                ----------------------  --------------------

Comprehensive loss                                                              $             (481,616) $           (875,885)
                                                                                ======================  ====================

Net loss per weighted average share, basic                                      $                (0.09) $              (0.02)
                                                                                ======================  ====================

Weighted average number of shares                                                            4,956,590            38,035,086
                                                                                ======================  ====================








     The accompanying notes are an integral part of the financial statements

                                 BILLYWEB CORP.
          Consolidated Statements of Stockholders' Equity (Deficiency)




                                                   Number                               Additional
                                                     of        Preferred     Common      Paid-in
                                                   Shares        Stock       Stock       Capital
                                               -------------- ------------ ---------- --------------
BEGINNING BALANCE,
February 29, 2000                                   2,050,000 $          0 $      205 $       59,895

Year Ended February 28, 2001:
----------------------------
   April 2000 - accrued expenses                       13,500            0          1          3,384
   May 2000 - common stock contributed             (1,000,000)           0       (100)           100
   May 2000 - 16 for 1 forward split               15,952,500            0      1,596         (1,596)
   May 2000 - reverse merger                       23,100,000            0      2,310        229,833
   May 2000 - services                              1,900,000            0        190              0
   May 2000 - stock subscription receivable           150,000            0         15        149,985
   June 2000 - stock subscriptions received                 0            0          0              0
   June 2000 - services                               200,000            0         20        199,980
   July 2000 - minority interest of subsidiary      5,000,000            0        500         56,210
   October 2000 - services                            990,000            0         99        232,551
   Other comprehensive income (loss)                        0            0          0              0

Net loss                                                    0            0          0              0
                                               -------------- ------------ ---------- --------------

BALANCE, February 28, 2001                         48,356,000            0      4,836        930,342

Year Ended February 28, 2002:
----------------------------
   March 2001 - 1 for 10 reverse split            (43,520,399)           0     (4,352)         4,352
   Shares issued for cash                             226,426            0         23        280,129
   Shares issued for services                          24,969            0          2         27,091
   Other comprehensive income (loss)                        0            0          0              0

Net loss                                                    0            0          0              0
                                               -------------- ------------ ---------- --------------

ENDING BALANCE, February 28, 2002                   5,086,996 $          0 $      509 $    1,241,914
                                               ============== ============ ========== ==============

                Accumulated
    Stock          Comp.                            Total
    Subs.          Income        Accumulated    Stockholders'
 Receivable        (Loss)          Deficit          Equity
------------- ---------------- --------------- ----------------

$           0 $              0 $       (11,644)$         48,456



            0                0               0            3,385
            0                0               0                0
            0                0               0                0
            0                0         (39,033)         193,110
            0                0               0              190
     (150,000)               0               0                0
      150,000                0               0          150,000
            0                0               0          200,000
            0                0               0           56,710
            0                0               0          232,650
            0          (11,638)              0          (11,638)

            0                0        (864,247)        (864,247)
------------- ---------------- --------------- ----------------

            0          (11,638)       (914,924)           8,616



            0                0               0                0
            0                0               0          280,152
            0                0               0           27,093
            0           (7,688)              0           (7,688)

            0                0        (473,928)        (473,928)
------------- ---------------- --------------- ----------------

$           0 $        (19,326)$    (1,388,852)$       (165,755)
============= ================ =============== ================




     The accompanying notes are an integral part of the financial statements

                                 BILLYWEB CORP.
                      Consolidated Statements of Cash Flows
                            Years Ended February 28,




                                                                                        2002                     2001
                                                                                ---------------------   ----------------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                                        $            (473,928)  $             (864,247)
Adjustments to reconcile net loss to net cash used for development activities
   Stock issued for services                                                                   27,093                  432,840
   Depreciation                                                                                 6,165                    3,618
   Minority interest in consolidated subsidiary income (loss)                                       0                      (65)
Change in assets and liabilities
   (Increase) decrease in accounts receivable                                                 (99,978)                 (15,521)
   (Increase) decrease in prepaid expenses                                                          0                     (378)
   (Increase) decrease in deposits                                                                  0                   (7,613)
   Increase (decrease) in accounts payable                                                      1,361                   15,318
   Increase (decrease) in accrued expenses                                                    141,668                   21,273
   Increase (decrease) in VAT payable                                                          (9,337)                   7,401
                                                                                ---------------------   ----------------------

Net cash used by development activities                                                      (406,956)                (407,374)
                                                                                ---------------------   ----------------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                               0                  (30,105)
                                                                                ---------------------   ----------------------

Net cash used by investing activities                                                               0                  (30,105)
                                                                                ---------------------   ----------------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Cash acquired in reverse merger                                                                  0                   51,841
   Proceeds from short-term loan                                                              141,795                        0
   Repayment of short-term loan                                                               (33,890)                 (60,000)
   Stock sold for cash                                                                        280,151                        0
   Receipt of stock subscriptions                                                                   0                  390,000
   Increase of bank overdraft                                                                  35,946                        0
                                                                                ---------------------   ----------------------

Net cash provided by financing activities                                                     424,002                  381,841
                                                                                ---------------------   ----------------------

Effect of exchange rates on cash                                                              (18,346)                 (11,502)
                                                                                ---------------------   ----------------------

Net increase (decrease) in cash                                                                (1,300)                 (67,140)

CASH, beginning of period                                                                       2,682                   69,822
                                                                                ---------------------   ----------------------

CASH, end of period                                                             $               1,382   $                2,682
                                                                                =====================   ======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Non-Cash Financing Activities:
     Common stock issued to pay accrued expenses                                $                   0   $                3,385
                                                                                =====================   ======================





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

     The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and operations for the period then ended. Actual results may differ significantly from those estimates.

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

     e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $6,165 and $3,691 for the years ended February 28, 2002 and 2001, respectively.

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

     In March 2001, the Company completed a 1 for 10 reverse split of its common stock. In April and May 2001, 24 stockholders, holding 3,750,660 post split shares, or approximately 78% of the issued and outstanding common stock, signed a lock-up agreement further restricting their shares from resale until June 30, 2003. During the second and third quarters of fiscal 2002, the Company sold 226,436 shares of restricted common stock in exchange for $280,151 in cash. The Company also issued 24,959 shares of restricted common stock for services, valued at $27,092. In March 2001, the Company completed a 1 for 10 reverse split of its common stock.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $1,389,000, expiring $474,000, $864,300 and $50,700 at February 28, 2022, 2021 and
     2020, respectively.

     The amount  recorded  as  deferred  tax assets as of  February  28, 2002 is
     $556,000, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

                                 BILLYWEB CORP.
                   Notes to Consolidated Financial Statements


(4) Going Concern As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $1,389,000 for the period from June 10, 1998 (Inception) through February 28, 2002. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

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

     During the first and second quarter of 2001, three unrelated parties loaned the Company approximately $110,000 as short-term, non-interest bearing demand notes. In September 2001, the Company repaid approximately $34,000 of those notes. In May 2001, an unrelated third party loaned the Company $10,000 on a short-term demand loan bearing 9% interest, which was repaid in July 2001. In the fourth quarter of fiscal 2002, an unrelated third party loaned the Company $32,000 on a short-term demand loan.

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

(8) Subsequent Events
     a) Stockholders' equity In April 2002, the Company completed a second 1 for 10 reverse split of its common stock. In May 2002, the Company agreed to convert $108,000 of short-term debt into 864,000 shares of common stock, restricted under Rule 144 plus one additional year of restriction. In May 2002, the Company agreed to convert $135,000 of accrued consultant fees into 1,080,000 shares of common stock, restricted under Rule 144 plus one additional year of restriction. In May 2002, the Company issued 1,969,784 shares of unrestricted common stock under an S-8 registration in exchange for services valued at $984,892. In May 2002, the Company received a stock subscription receivable for $100,000 in cash in exchange for 800,000 shares of common stock, restricted under Rule 144 plus one additional year of restriction.

     b) Going concern In April 2002, the Company recognized that its plan was not progressing as it had hoped. The Company elected to lay off virtually all of its employees, and pare expenses as dramatically as possible. It then was able to convert its short-term debt and accrued consulting fees into restricted common stock. It raised an additional $100,000 in cash which, with its accounts receivable, when collected, will cover its expenses until the fourth quarter of fiscal 2003. The Company is currently evaluating various avenues to proceed, including a continuation of its present business on a less capital-intensive basis, along with certain potential unrelated opportunities.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

     Set forth below are the names, ages, positions with the Company and business experiences of the executive officers and directors of the Company.

Name                                Age              Position(s) with Company
-----                               ---              ------------------------
Frederic Richard                    28               President & Director

Louis Pardo                         33               Secretary & Treasurer
---------

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

     Louis Pardo was appointed the Company's Secretary and Treasurer on October 17, 2000 after serving as the Company's Marketing Manager and Product Developer. He has extensive merchandising development experience within France. Prior to joining the Company Mr. Pardo worked with Faz Productions of France since 1996. While at Faz Productions he received many awards for various music and video productions. Prior to working with Faz Productions Mr. Pardo worked with Symbolic Corp of France where he was Product Manager from 1993 until leaving in 1996. At Symbolic Corp. Mr. Pardo launched the #1 Energy soft drink in France:
"x-energy drink."

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of common stock and other equity securities of the Company on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than ten percent (10%) shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, all of the Company's executive officers, directors and greater than ten percent (10%) beneficial owners of its common stock have complied with Section 16(a) filing requirements applicable to them during the Company's fiscal year ended February 28, 2002.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of February 28, 2002, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

                                                          Amount
Name and Address of                                    Beneficially             Percent of
Beneficial Owner                                          Owned                  Class (1)
    ----------------                                      -----                 ---------
Louis Pardau Dit Pardo                                   1,440,000                 28.3%
222 Lakeview Ave., PMB 160
West Palm Beach, FL 33401

Frederic Richard
222 Lakeview Ave., PMB160                                  210,000                  4.1%
West Palm Beach, FL 33401

All Executive Officers, Directors                        1,650,000                 32.4%
---------------------------------------------
Roland Caville                                             620,000                 12.2%
222 Lakeview Ave., PMB 160
West Palm Beach, FL 33401

F-Productions                                              500,000                  9.8%
222 Lakeview Ave., PMB 160
West Palm Beach, FL 33401


Item 12. Certain Relationships and Related Transactions.

     In May 2002, the Company issued 1,969,784 shares of unrestricted common stock to ten (10) persons under an S-8 registration in exchange for services valued at $984,892.

Item 13. Exhibits and Reports on Form 8-K.

     Subsequent to the Company's February 29, 2000 year end it abandoned its original business plan and executed a Share Exchange Agreement and
Reorganization. This resulted in the change of control of the Company. The Company filed an 8-K with the Securities and Exchange Commission on May 15th, 2000 and on July 10, 2000 an amended 8-K with complete financials was filed with the SEC. No Reports on Form 8-K were filed during the year ended February 28, 2002.

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

[1] Originally filed on June 10, 1999 with the Company's Registration Statement on Form 10-SB.

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



                                 Billy Web Corp.
                                  (Registrant)


Date:      June 12, 2002        By: /s/ Frederic Richard
                                ---------------------------------------
                                Frederic Richard,  President and Director

                                By: /s/ Louis Pardau dit Pardo
                                ---------------------------------------
                                Louis Pardau dit Pardo, Secretary and Treasurer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                         Title                       Date


/s/ Frederic Richard              President and Director      June 12, 2002
---------------------
Frederic Richard

/s/ Louis Pardau dit Pardo        Secretary and Treasurer     June 12, 2002
--------------------------
Louis Pardau dit Pardo