Form 10QSB
period 2002-05-31
BILLYWEB CORP
filed 2002-07-22
CIK 1088399

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: May 31, 2002
Commission file no.: 0-26329

                                  Billweb Corp.
               --------------------------------------------------
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

     There were 5,086,996 shares of voting common stock of the registrant issued and outstanding as of May 31, 2002.

PART I







                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Balance Sheets.................................................F-2

Consolidated Statements of Operations and Comprehensive Income (Loss).......F-3

Consolidated Statements of Stockholders' Equity (Deficiency)................F-4

Consolidated Statements of Cash Flows.......................................F-5

Notes to Consolidated Financial Statements..................................F-6

                                 BILLYWEB CORP.
                           Consolidated Balance Sheets

                                                                                   May 31, 2002         February 28, 2002
                                                                                --------------------   -------------------
                                                                                 (unaudited)
                                 ASSETS
CURRENT ASSETS
   Cash                                                                         $                747   $             1,382
   Accounts receivable                                                                       116,843               113,956
   VAT taxes receivable                                                                        2,345                 2,162
   Prepaid expenses                                                                              384                   354
                                                                                --------------------   -------------------

     Total Current Assets                                                                    120,319               117,854
                                                                                --------------------   -------------------

PROPERTY AND EQUIPMENT
   Leasehold improvements                                                                      4,077                 3,757
   Furniture and fixtures                                                                     16,077                14,817
   Equipment                                                                                  15,751                14,516
                                                                                --------------------   -------------------

      Subtotal property and equipment                                                         35,905                33,090
      Less: Accumulated depreciation                                                         (11,892)               (9,451)
                                                                                --------------------   -------------------

            Total Property and Equipment                                                      24,013                23,639
                                                                                --------------------   -------------------

OTHER ASSETS
   Deposits                                                                                    7,728                 7,122
                                                                                --------------------   -------------------

            Total Other Assets                                                                 7,728                 7,122
                                                                                --------------------   -------------------

Total Assets                                                                    $            152,060   $           148,615
                                                                                ====================   ===================

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Cash overdraft                                                               $             50,108   $            20,671
   Accounts payable                                                                           16,984                15,653
   Accrued expenses                                                                           64,487               170,141
   Demand loan from third party                                                                    0               107,905
                                                                                --------------------   -------------------

     Total Current Liabilities                                                               131,579               314,370
                                                                                --------------------   -------------------

Total Liabilities                                                                            131,579               314,370
                                                                                --------------------   -------------------

Minority Interest in Consolidated Subsidiaries                                                     0                     0
                                                                                --------------------   -------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $0.0001 par value, authorized 10,000,000
    shares; none issued                                                                            0                     0
 Common stock, $0.0001 par value, authorized 50,000,000 shares;
                 and 5,086,996 issued and outstanding, respectively                              522                   509
  Additional paid in capital                                                               2,578,538             1,241,914
  Accumulated comprehensive income (loss)                                                     (6,866)              (19,326)
  Stock subscriptions receivable                                                            (100,000)                    0
  Accumulated deficit                                                                     (2,451,713)           (1,388,852)
                                                                                --------------------   -------------------

     Total Stockholders' Equity (Deficiency)                                                  20,481              (165,755)
                                                                                --------------------   -------------------

Total Liabilities and Stockholders' Equity (Deficiency)                         $            152,060   $           148,615
                                                                                ====================   ===================


    The accompanying notes are an integral part of the financial statements

                                 BILLYWEB CORP.
                      Consolidated Statements of Operations
                           Three Months Ended May 31,
                                   (Unaudited)






                                                                                       2002             2001
                                                                                ----------------- ------------------
REVENUES                                                                        $               0 $           51,328
                                                                                ----------------- ------------------

EXPENSES
   General and administrative                                                              25,786             42,822
   Officer salaries                                                                             0             10,737
   Other salaries                                                                           4,886             44,434
   Consulting fees                                                                      1,025,708              4,151
   Depreciation                                                                             1,556              1,375
   Professional fees                                                                        4,234                  0
   Web site development                                                                         0             15,849
                                                                                ----------------- ------------------

       Total operating expenses                                                         1,062,170            119,368
                                                                                ----------------- ------------------

Operating income (loss)                                                                (1,062,170)           (68,040)

OTHER INCOME (EXPENSE)
   Interest expense                                                                          (691)                 0
   Foreign currency transaction gain (loss)                                                     0                  0
                                                                                ----------------- ------------------

        Total other income (expense                                                          (691)                 0
                                                                                ----------------- ------------------
Net loss before minority interest                                                      (1,062,861)           (68,040)
Minority interest in consolidated subsidiaries net (income) loss                                0                  0

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain (loss)                                                12,460             (1,301)
                                                                                ----------------- ------------------

Comprehensive loss                                                              $      (1,050,401)$          (69,341)
                                                                                ================= ==================
Net loss per weighted average share, basic                                      $           (0.38)$            (0.01)
                                                                                ================= ==================
Weighted average number of shares                                                       2,776,499         41,835,601
                                                                                ================= ==================



     The accompanying notes are an integral part of the financial statements

                                 BILLYWEB CORP.
          Consolidated Statements of Stockholders' Equity (Deficiency)




                                                                                                  Accumulated              Total
                                                  Number                      Additional   Stock    Comp.                 Stock-
                                                    of   Preferred Common    Paid-in      Subs.   Income     Accumulated holders'
                                                  Shares    Stock    Stock     Capital Receivable  (Loss)      Deficit    Equity
                                              ----------- ------ -------  ---------- ---------- -------- ------------ -----------
BEGINNING BALANCE,
February 29, 2000                               2,050,000 $    0 $   205  $   59,895 $        0 $      0 $    (11,644)$    48,456

Year Ended February 28, 2001:
----------------------------
   April 2000 - accrued expenses                   13,500      0       1       3,384          0        0            0       3,385
   May 2000 - common stock contributed         (1,000,000)     0    (100)        100          0        0            0           0
   May 2000 - 16 for 1 forward split           15,952,500      0   1,596      (1,596)         0        0            0           0
   May 2000 - reverse merger                   23,100,000      0   2,310     229,833          0        0      (39,033)    193,110
   May 2000 - services                          1,900,000      0     190           0          0        0            0         190
   May 2000 - stock subscription receivable       150,000      0      15     149,985   (150,000)       0            0           0
   June 2000 - stock subscriptions received             0      0       0           0    150,000        0            0     150,000
   June 2000 - services                           200,000      0      20     199,980          0        0            0     200,000
   July 2000 - minority interest of subsidiary  5,000,000      0     500      56,210          0        0            0      56,710
   October 2000 - services                        990,000      0      99     232,551          0        0            0     232,650
   Other comprehensive income (loss)                    0      0       0           0          0  (11,638)           0     (11,638)

Net loss                                                0      0       0           0          0        0     (864,247)   (864,247)
                                              ----------- ------ -------  ---------- ---------- -------- ------------ -----------

BALANCE, February 28, 2001                     48,356,000      0   4,836     930,342          0  (11,638)    (914,924)      8,616

Year Ended February 28, 2002:
----------------------------
   March 2001 - 1 for 10 reverse split        (43,520,399)     0  (4,352)      4,352          0        0            0           0
   Shares issued for cash                         226,426      0      23     280,129          0        0            0     280,152
   Shares issued for services                      24,969      0       2      27,091          0        0            0      27,093
   Other comprehensive income (loss)                    0      0       0           0          0   (7,688)           0      (7,688)

Net loss                                                0      0       0           0          0        0     (473,928)   (473,928)
                                              ----------- ------ -------  ---------- ---------- -------- ------------ -----------

BALANCE, February 28, 2002                      5,086,996      0     509   1,241,914          0  (19,326)  (1,388,852)   (165,755)

Three Months Ended May 31, 2002:
-------------------------------
(unaudited)
   Shares issued for cash                           3,887      0       0       8,745          0        0            0       8,745
   April 2002 - 1 for 10 reverse split         (4,581,795)     0    (458)        458          0        0            0           0
   Shares issued to pay accrued expenses        1,080,000      0     108     134,892          0        0            0     135,000
   Shares issued to settle short-term debt        864,000      0      86     107,914          0        0            0     108,000
   Shares issued for stock subscriptions rec.     800,000      0      80      99,920   (100,000)       0            0           0
   Shares issued for services                   1,969,784      0     197     984,695          0        0            0     984,892
   Other comprehensive income (loss)                    0      0       0           0          0   12,460            0      12,460
Net loss                                                0      0       0           0          0        0   (1,062,861) (1,062,861)
                                              ----------- ------ -------  ---------- ---------- -------- ------------ -----------
ENDING BALANCE, May 31, 2002
(unaudited)                                     5,222,872 $    0 $   522  $2,578,538 $ (100,000)$ (6,866)$ (2,451,713)$    20,481
                                              =========== ====== =======  ========== ========== ======== ============ ===========



     The accompanying notes are an integral part of the financial statements

                                 BILLYWEB CORP.
                      Consolidated Statements of Cash Flows
                           Three Months Ended May 31,
                                   (Unaudited)



                                                                                       2002                     2001
                                                                                --------------------     -------------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                                        $         (1,062,861)    $           (68,040)
Adjustments to reconcile net loss to net cash used for development activities:
   Stock issued for services                                                                 984,892                       0
   Depreciation                                                                                1,556                   1,375
   Minority interest in consolidated subsidiary income (loss)                                      0                       0
Change in assets and liabilities:
   (Increase) decrease in accounts receivable                                                      0                  (8,022)
   (Increase) decrease in prepaid expenses                                                         0                 (10,000)
   (Increase) decrease in deposits                                                                 0                       0
   Increase (decrease) in accounts payable                                                         0                  (9,821)
   Increase (decrease) in accrued expenses                                                    44,816                    (507)
   Increase (decrease) in VAT payable                                                              0                  (1,080)
                                                                                --------------------     -------------------

Net cash used by development activities                                                      (31,597)                (96,095)
                                                                                --------------------     -------------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                              0                  (3,504)
                                                                                --------------------     -------------------

Net cash used by investing activities                                                              0                  (3,504)
                                                                                --------------------     -------------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Cash acquired in reverse merger                                                                 0                       0
   Proceeds from short-term loans                                                                  0                  77,954
   Repayment of short-term loan                                                               (4,279)                      0
   Stock sold for cash                                                                             0                       0
   Receipt of stock subscriptions                                                                  0                       0
   Increase of bank overdraft                                                                 26,316                  21,612
                                                                                --------------------     -------------------

Net cash provided by financing activities                                                     22,037                  99,566
                                                                                --------------------     -------------------

Effect of exchange rates on cash                                                               8,925                  (2,649)
                                                                                --------------------     -------------------

Net increase (decrease) in cash                                                                 (635)                 (2,682)

CASH, beginning of period                                                                      1,382                   2,682
                                                                                --------------------     -------------------

CASH, end of period                                                             $                747     $                 0
                                                                                ====================     ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Non-Cash Financing Activities:
    Common stock issued to pay accrued expenses                                 $            135,000     $                 0
                                                                                ====================     ===================
    Common stock issued to settle short-term debt                               $            108,000     $                 0
                                                                                ====================     ===================
    Common stock issued for stock subscriptions receivable                      $            100,000     $                 0
                                                                                ====================     ===================


     The accompanying notes are an integral part of the financial statements

                                 BILLYWEB CORP.
                   Notes to Consolidated Financial Statements
                  (Information with respect to the three months
                   ended May 31, 2002 and 2001 is unaudited)


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

     e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $1,556 and $1,375 for the three months ended May 31, 2002 and 2001, respectively.

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

     h) Interim financial information The financial statements for the three months ended May 31, 2002 and 2000 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

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

                                 BILLYWEB CORP.
                   Notes to Consolidated Financial Statements


(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $2,452,000, expiring $1,063,000, $864,300 and $50,700 at February 28, 2022, 2021 and
     2020, respectively.

     The amount recorded as deferred tax assets as of May 31, 2002 is $981,000, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4) Going Concern As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $1,389,000 for the period from June 10, 1998 (Inception) through May 31, 2002. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

     During the first and second quarter of 2001, three unrelated parties loaned the Company approximately $110,000 as short-term, non-interest bearing demand notes. In September 2001, the Company repaid approximately $34,000 of those notes. In May 2001, an unrelated third party loaned the Company $10,000 on a short-term demand loan bearing 9% interest, which was repaid in July 2001. In the fourth quarter of fiscal 2002, an unrelated third party loaned the Company $32,000 on a short-term demand loan. In May 2002, the Company agreed to convert the $108,000 remaining balance into 864,000 shares of restricted common stock.

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

For the Three Months Ended May 30, 2001 & May 31, 2002

Financial Condition, Capital Resources and Liquidity

     For the three (3) months ended May 31, 2001 and 2002 the Company recorded revenues of $51,328 and $0 respectively. The decrease is primarily due to the Company's election to lay off virtually all of its employees, and pare expenses as dramatically as possible.

     For the three (3) months ended May 31, 2001 and 2002 the Company had, on a consolidated basis, general and administrative expenses of $42,822 and $25,786 respectively.

     For the three (3) months ended May 31, 2001 and 2002 the Company had, on a consolidated basis, total operating expenses of $119,368 and $1,062,170 respectively. The increase is primarily due to the $1,025,708 which the Company expensed for consulting fees.

Net Losses

     For the three (3) months ended May 31, 2001 and 2002, the Company reported a net loss from operations of $68,040 and $1,062,861 respectively.

Liquidity/Working Capital

     At May 31, 2002, the Company had cash of $747 and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

     The ability of the Company to continue as a going concern is dependent upon its ability to deliver on its commitment to its business plan. The Company is currently negotiating with several accredited investors for a potential cash investment.

Net Operating Loss Carry-forwards

     The Company has net operating loss carry-forwards of approximately $2,452,000 expiring $1,063,000, $864,300 and $50,700 at February 28, 2022, 2021
and 2020, respectively. The Company has a $981,000 deferred tax asset resulting from the loss carry-forwards, for which it has established a one hundred percent (100%) valuation allowance. The Company may not be able to utilize such carry-forwards as the Company has no history of profitable operations.

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

     At May 31, 2002, the Company had no (0) employees. The Company's future performance depends in significant part upon the continued service of our key technical and management personnel, and our continuing ability to attract and retain highly qualified and motivated personnel in all areas of our operations. Competition for such personnel is intense. We provide no assurance that we can retain key managerial and technical employees or that we can attract, assimilate or retain other highly qualified personnel in the future. Our employees are not represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

     (b) No Reports on Form 8-K were filed during the quarter ended May 31, 2002.

                                   SIGNATURES
                                   ----------


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Billyweb Corp.
                                  (Registrant)


Date:       July 22, 2002       By: /s/ Frederic Richard
                                -------------------------------------
                                Frederic Richard, President & Director

                                By: /s/ Louis Pardau Dit Pardo
                                --------------------------------------------
                                Louis Pardau Dit Pardo, Secretary & Treasurer