Form 10QSB
period 2002-08-31
BILLYWEB CORP
filed 2002-10-15
CIK 1088399

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: August 31, 2002
Commission file no.:   0-26329

                                  Poseidis Inc.
                     ---------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                                65-0867538
----------------------------------------                 -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                               Identification No.)

222 Lakeview Ave., PMB 160
West Palm Beach, FL                                               33401
----------------------------------------                 -----------------------
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number: (561) 832-5696


Securities to be registered under Section 12(b) of the Act:

     Title of each class                                Name of each exchange
                                                        on which registered
         None                                                  None
--------------------------------                   -----------------------------

Securities to be registered under Section 12(g) of the Act:


                    Common Stock, $0.0001 par value per share
                 -----------------------------------------------
                                (Title of class)


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

     There were 5,164,265 shares of voting common stock of the registrant issued and outstanding as of August 31, 2002.

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

Consolidated Statements of Operations and Comprehensive Income (Loss).......F-3

Consolidated Statements of Stockholders' Equity (Deficiency)................F-4

Consolidated Statements of Cash Flows.......................................F-5

Notes to Consolidated Financial Statements..................................F-6

                                 Poseidis, Inc.
                             (f/k/a BillyWeb Corp.)
                           Consolidated Balance Sheets

                                                                        August 31,          February 28,
                                                                           2002                 2002
                                                                    -------------------  ------------------
                                                                        (unaudited)
                                   ASSETS
CURRENT ASSETS
   Cash                                                             $            39,769  $            1,382
   Accounts receivable                                                          113,202             113,956
   VAT taxes receivable                                                           2,455               2,162
   Prepaid expenses                                                                 402                 354
                                                                    -------------------  ------------------
     Total Current Assets                                                       155,828             117,854
                                                                    -------------------  ------------------

PROPERTY AND EQUIPMENT
   Leasehold improvements                                                         4,271               3,757
   Furniture and fixtures                                                        16,841              14,817
   Equipment                                                                     16,499              14,516
                                                                    -------------------  ------------------
      Subtotal property and equipment                                            37,611              33,090
      Less: Accumulated depreciation                                            (14,239)             (9,451)
                                                                    -------------------  ------------------
            Total Property and Equipment                                         23,372              23,639
                                                                    -------------------  ------------------

OTHER ASSETS
   Deposits                                                                       8,095               7,122
                                                                    -------------------  ------------------

            Total Other Assets                                                    8,095               7,122
                                                                    -------------------  ------------------

Total Assets                                                        $           187,295  $          148,615
                                                                    ===================  ==================

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Cash overdraft                                                   $             3,365  $           20,671
   Accounts payable                                                              17,791              15,653
   Accrued expenses                                                             192,421             170,141
   Demand loan from third party                                                       0             107,905
                                                                    -------------------  ------------------
     Total Current Liabilities                                                  213,577             314,370
                                                                    -------------------  ------------------
Total Liabilities                                                               213,577             314,370
                                                                    -------------------  ------------------
Minority Interest in Consolidated Subsidiaries                                        0                   0
                                                                    -------------------  ------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $0.0001 par value, authorized 10,000,000
    shares; none issued                                                               0                   0
 Common stock, $0.0001 par value, authorized 50,000,000 shares;
    5,222,872 and 5,086,996 issued and outstanding, respectively                    522                 509
  Additional paid in capital                                                  2,578,538           1,241,914
  Accumulated comprehensive income (loss)                                       (18,775)            (19,326)
  Stock subscriptions receivable                                                (50,000)                  0
  Accumulated deficit                                                        (2,536,567)         (1,388,852)
                                                                    -------------------  ------------------
     Total Stockholders' Equity (Deficiency)                                    (26,282)           (165,755)
                                                                    -------------------  ------------------
Total Liabilities and Stockholders' Equity (Deficiency)             $           187,295  $          148,615
                                                                    ===================  ==================

     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                             (f/k/a BillyWeb Corp.)
                      Consolidated Statements of Operations
                                   (Unaudited)





                                                         Three Months Ended           Six Months Ended
                                                             August 31,                  August 31,
                                                    ---------------------------- ---------------------------
                                                         2002          2001           2002          2001
                                                    -------------- ------------- -------------- ------------
REVENUES                                            $       57,177 $     114,272 $       57,177 $    165,600
                                                    -------------- ------------- -------------- ------------

EXPENSES
   General and administrative                               13,577        81,284         39,363      356,524
   Officer salaries                                              0             0              0            0
   Other salaries                                                0             0          5,102            0
   Consulting fees                                          45,016             0      1,070,724            0
   Depreciation                                              1,689         1,540          3,314        2,915
   Professional fees                                        79,596             0         83,830            0
   Web site development                                          0        36,544              0       52,393
                                                    -------------- ------------- -------------- ------------

       Total operating expenses                            139,878       119,368      1,202,333      411,832
                                                    -------------- ------------- -------------- ------------

Operating income (loss)                                    (82,701)       (5,096)    (1,145,156)    (246,232)

OTHER INCOME (EXPENSE)
   Interest expense                                         (1,791)            0         (2,482)           0
   Foreign currency transaction gain (loss)                    (77)            0            (77)           0
                                                    -------------- ------------- -------------- ------------

        Total other income (expense)                        (1,868)            0         (2,559)           0
                                                    -------------- ------------- -------------- ------------

Net loss before minority interest                          (84,569)       (5,096)    (1,147,715)    (246,232)
Minority interest in consolidated subsidiaries
net (income) loss                                                0             0              0            0

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain (loss)                (11,909)       (6,470)           551       (7,771)
                                                    -------------- ------------- -------------- ------------

Comprehensive loss                                  $      (96,478)$     (11,566)$   (1,147,164)$   (254,003)
                                                    ============== ============= ============== ============
Net loss per weighted average share, basic          $        (0.02)$       (0.01)$        (0.29)$      (0.05)
                                                    ============== ============= ============== ============
Weighted average number of shares                        5,222,872     4,903,969      3,999,981    4,877,998
                                                    ============== ============= ============== ============






     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                             (f/k/a BillyWeb Corp.)
          Consolidated Statements of Stockholders' Equity (Deficiency)




                                                                                            Accumulated
                                          Number                     Additional   Stock     Comp.                      Total
                                            of      Preferred Common  Paid-in     Subs.     Income     Accumulated  Stockholders'
                                          Shares     Stock    Stock  Capital    Receivable   (Loss)       Deficit      Equity
                                        ----------- -------- ------- ---------- ---------- ----------- ------------ ------------
BEGINNING BALANCE,
February 29, 2000                         2,050,000 $      0 $   205 $   59,895 $        0 $         0 $   (11,644) $    48,456

Year Ended February 28, 2001:
 April 2000- accrued expenses                13,500        0       1      3,384          0           0           0        3,385
 May 2000- common stock contributed      (1,000,000)       0    (100)       100          0           0           0            0
 May 2000- 16 for 1 forward split        15,952,500        0   1,596     (1,596)         0           0           0            0
 May 2000- reverse merger                23,100,000        0   2,310    229,833          0           0     (39,033)     193,110
 May 2000- services                       1,900,000        0     190          0          0           0           0          190
 May 2000- stock subscription receivable    150,000        0      15    149,985   (150,000)          0           0            0
 June 2000- stock subscriptions received          0        0       0          0    150,000           0           0      150,000
 June 2000- services                        200,000        0      20    199,980          0           0           0      200,000
 July 2000- minority interest of subsidi  5,000,000        0     500     56,210          0           0           0       56,710
 October 2000 - services                    990,000        0      99    232,551          0           0           0      232,650
 Other comprehensive income (loss)                0        0       0          0          0     (11,638)          0      (11,638)

Net loss                                          0        0       0          0          0           0    (864,247)    (864,247)
                                        ----------- -------- ------- ---------- ---------- ----------- ------------ ------------

BALANCE, February 28, 2001               48,356,000        0   4,836    930,342          0     (11,638)   (914,924)       8,616

Year Ended February 28, 2002:
 March 2001 - 1 for 10 reverse split    (43,520,399)       0  (4,352)     4,352          0           0           0            0
 Shares issued for cash                     226,426        0      23    280,129          0           0           0      280,152
 Shares issued for services                  24,969        0       2     27,091          0           0           0       27,093
 Other comprehensive income (loss)                0        0       0          0          0      (7,688)          0       (7,688)

Net loss                                          0        0       0          0          0           0    (473,928)    (473,928)
                                        ----------- -------- ------- ---------- ---------- ----------- ------------ ------------

BALANCE, February 28, 2002                5,086,996        0     509  1,241,914          0     (19,326) (1,388,852)    (165,755)

Six Months Ended August 31, 2002:
(unaudited)
 Shares issued for cash                       3,887        0       0      8,745          0           0           0        8,745
 April 2002 - 1 for 10 reverse split     (4,581,795)       0    (458)       458          0           0           0            0
 Shares issued to pay accrued expenses    1,080,000        0     108    134,892          0           0           0      135,000
 Shares issued to settle short-term debt    864,000        0      86    107,914          0           0           0      108,000
 Shares issued for stock subscriptions rec. 800,000        0      80     99,920   (100,000)          0           0            0
 Shares issued for services               1,969,784        0     197    984,695          0           0           0      984,892
 Other comprehensive income (loss)                0        0       0          0          0         551           0          551
 Stock subscription received                      0        0       0          0     50,000           0           0       50,000
Net loss                                          0        0       0          0          0           0  (1,147,715)  (1,147,715)
                                        ----------- -------- ------- ---------- ---------- ----------- ------------ ------------

ENDING BALANCE, August 31, 2002
(unaudited)                               5,222,872 $      0 $   522 $2,578,538 $  (50,000)$   (18,775)$(2,536,567) $    (26,282)
                                        =========== ======== ======= ========== ========== =========== ============ ============






     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                             (f/k/a BillyWeb Corp.)
                      Consolidated Statements of Cash Flows
                           Six Months Ended August 31,
                                   (Unaudited)



                                                                                  2002                     2001
                                                                          ---------------------    --------------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                                  $          (1,147,715)   $           (246,232)
Adjustments to reconcile net loss to net cash used for development activities:
   Stock issued for services                                                            984,892                  16,426
   Depreciation                                                                           3,314                   2,915
   Minority interest in consolidated subsidiary income (loss)                                 0                       0
Change in assets and liabilities:
   (Increase) decrease in accounts receivable                                             5,110                  14,786
   (Increase) decrease in prepaid expenses                                                    0                       0
   (Increase) decrease in deposits                                                            0                       0
   Increase (decrease) in accounts payable                                                    0                 (14,593)
   Increase (decrease) in accrued expenses                                              150,809                   6,597
   Increase (decrease) in VAT payable                                                         0                  (6,683)
                                                                          ---------------------    --------------------

Net cash used by development activities                                                  (3,590)               (226,784)
                                                                          ---------------------    --------------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                         0                  (5,019)
                                                                          ---------------------    --------------------

Net cash used by investing activities                                                         0                  (5,019)
                                                                          ---------------------    --------------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from short-term loans                                                             0                 107,453
   Repayment of short-term loan                                                               0                       0
   Stock sold for cash                                                                        0                 100,189
   Receipt of stock subscriptions                                                        50,000                       0
   Increase (decrease) of bank overdraft                                                (16,473)                 27,240
                                                                          ---------------------    --------------------

Net cash provided by financing activities                                                33,527                 234,882
                                                                          ---------------------    --------------------

Effect of exchange rates on cash                                                          8,450                  (2,260)
                                                                          ---------------------    --------------------

Net increase (decrease) in cash                                                          38,387                     819

CASH, beginning of period                                                                 1,382                   2,682
                                                                          ---------------------    --------------------

CASH, end of period                                                       $              39,769    $              3,501
                                                                          =====================    ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Non-Cash Financing Activities:
    Common stock issued to pay accrued expenses                           $             135,000    $                  0
                                                                          =====================    ====================
    Common stock issued to settle short-term debt                         $             108,000    $                  0
                                                                          =====================    ====================
    Common stock issued for stock subscriptions receivable                $             100,000    $             76,712
                                                                          =====================    ====================




     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                             (f/k/a BillyWeb Corp.)
                   Notes to Consolidated Financial Statements
                   (Information with respect to the six months
                  ended August 31, 2002 and 2001 is unaudited)


(1)  Summary of Significant Accounting Principles
     The Company Poseidis, Inc. is a Florida chartered corporation which conducts business from its headquarters in West Palm Beach, Florida. The Company was incorporated on June 10, 1998. On May 4, 2000, the Company changed its name to BillyWeb Corp. and, on August 28, 2002, to Poseidis, Inc.

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

     e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $3,314 and $2,915 for the six months ended August 31, 2002 and 2001, respectively.

                                 Poseidis, Inc.
                             (f/k/a BillyWeb Corp.)
                   Notes to Consolidated Financial Statements


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

     h) Interim financial information The financial statements for the six months ended August 31, 2002 and 2000 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

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

     In March 2001, the Company completed a 1 for 10 reverse split of its common stock. In April and May 2001, 24 stockholders, holding 3,750,660 post split shares, or approximately 78% of the issued and outstanding common stock, signed a lock-up agreement further restricting their shares from resale until June 30, 2003. During the second and third quarters of fiscal 2002, the Company sold 226,436 shares of restricted common stock in exchange for $280,151 in cash. The Company also issued 24,969 shares of restricted common stock for services, valued at $27,092.

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

                                 Poseidis, Inc.
                             (f/k/a BillyWeb Corp.)
                   Notes to Consolidated Financial Statements


(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $2,536,500, expiring $1,147,500, $474,000, $864,300 and $50,700 at February 28, 2023, 2022, 2021
     and 2020, respectively.

     The amount recorded as deferred tax assets as of August 31, 2002 is $1,015,000, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4) Going Concern As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $2,536,500 for the period from June 10, 1998 (Inception) through August 31, 2002. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Management's Plan of Operation.

General

Plan of Operations

     Poseidis, Inc. f/k/a Billyweb Corp. f/k/a EZ Talk, Inc., a Florida corporation ("Poseidis"), of which ShareExchange Corp. f/k/a Billyweb Corp., a Florida corporation ("SE") is a wholly owned subsidiary (collectively the "Company") relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder ("Rule 506") for several transactions regarding the issuance of its unregistered securities. In each instance, such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitations on resale and (vi) each of the parties was a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction (the "506 Exemption").

     In August 2002, the Company amended its articles of incorporation to change its name from Billyweb Corp. to Poseidis, Inc.

     In August and September 2002, the Company restructured its management team. Frederic Richard resigned as the Company's President and as a Director. The Board of Directors filled the vacancies with Norbert Etienne and Ludovic Payage to serve as Directors until the next meeting of the shareholders in which directors are elected. Louis Pardo resigned as the Company's Secretary and Treasurer. Louis Pardo was then appointed by the Board of Directors to serve as the Company's President. Ludovic Payage was appointed as the Company's Secretary and Treasurer.

     No Director resigned due to a disagreement with the registrant on any matter relating to the registrant's operations, policies or practices and none furnished the registrant with a letter describing a disagreement and requesting that the matter be disclosed.

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

For the Three and Six Months Ended August 31, 2001 & August 31, 2002

Financial Condition, Capital Resources and Liquidity

For the three (3) months ended August 31, 2001 and 2002 the Company recorded revenues of $114,272 and $57,177 respectively. For the six (6) months ended August 31, 2001 and 2002 the Company recorded revenues of $165,600 and $57,177 respectively. The decrease is primarily due to the Company's election to lay off virtually all of its employees, and pare expenses as dramatically as possible.

For the three (3) months ended August 31, 2001 and 2002 the Company had, on a consolidated basis, general and administrative expenses of $81,284 and $13,577 respectively. For the six (6) months ended August 31, 2001 and 2002 the Company had, on a consolidated basis, general and administrative expenses of $356,524 and $39,363 respectively.

For the three (3) months ended August 31, 2001 and 2002 the Company had, on a consolidated basis, total operating expenses of $119,368 and $139,878 respectively. For the six (6) months ended August 31, 2001 and 2002 the Company had, on a consolidated basis, total operating expenses of $411,832 and $1,202,333. The increase is primarily due to the amount expensed for consulting and professional fees.

Net Losses

     For the three (3) months ended August 31, 2001 and 2002, the Company reported a net loss from operations of $5,096 and $82,701 respectively. For the six (6) months ended August 31, 2001 and 2002, the Company reported a net loss from operations of $246,232 and $1,145,156 respectively.

Liquidity/Working Capital

     At August 31, 2002, the Company had cash of $39,769. There can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

     The ability of the Company to continue as a going concern is dependent upon its ability to deliver on its commitment to its business plan. The Company is currently negotiating with several accredited investors for a potential cash investment.

Net Operating Loss Carry-forwards

     The Company has net operating loss carry-forwards of approximately $2,536,500 expiring $1,147,500, $474,000, $864,300 and $50,700 at February 28,
2023, 2022, 2021 and 2020, respectively. The Company has a $1,015,000 deferred tax asset resulting from the loss carry-forwards, for which it has established a one hundred percent (100%) valuation allowance. The Company may not be able to utilize such carry-forwards as the Company has no history of profitable operations.

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

     At August 31, 2002, the Company had no (0) employees. The Company's future performance depends in significant part upon the continued service of our key technical and management personnel, and our continuing ability to attract and retain highly qualified and motivated personnel in all areas of our operations. Competition for such personnel is intense. We provide no assurance that we can retain key managerial and technical employees or that we can attract, assimilate or retain other highly qualified personnel in the future. Our employees are not represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

         None.

Item 3. Defaults upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

     In August 2002, the Company amended its articles of incorporation to change its name from Billyweb Corp. to Poseidis, Inc. The shareholders of the Company approved this action by written consent.

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

Index to Exhibits

Item No.          Description
---------         -----------------------------------------
2.1      [3]      Share Exchange Agreement between the Company, Billyweb Corp. and the shareholders of Billyweb Corp. dated May 15, 2000.

3(i).1   [1]      Articles of Incorporation filed June 11, 1998.

3(i).2   [4]      Articles of Amendment to the Articles of Incorporation changing name to Billyweb
                  Corp. filed May 3, 2000.

3.(i).3  *        Articles of Amendment to the Articles of Incorporation changing name to Poseidis,
                  Inc. filed August 28, 2002.

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

10.3     [4]      Contract for Trading Content with Eurekan Multimedia, SA.

10.4     [4]      Contract for Trading Content with Quelm.

23.1     [2]      Consent of Durland & Company, CPAs, P.A.

23.2     [2]      Consent of Mintmire & Associates (contained in Exhibit 5.1).

99.1     *        Section 906 of the Sarbanes-Oxley Act of 2002 CEO Certification

99.2     *        Section 906 of the Sarbanes-Oxley Act of 2002 CFO Certification
--------------

*    Filed herewith.

[1] Originally filed on June 10, 1999 with the Company's Registration Statement on Form 10-SB.

[2] Originally filed on April 28, 2000 with the Company's Registration Statement on Form S-8.

[3] Originally filed on May 16, 2000 with the Company's Current Report on Form 8- K.

[4] Originally filed on July 17, 2000 with the Company's Quarterly Report on Form 10QSB.


     (b) No Reports on Form 8-K were filed during the quarter ended August 31, 2002.

                                   SIGNATURES
                                   ----------


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Poseidis, Inc.
                                ---------------
                                  (Registrant)


Date:    October 15, 2002      By: /s/ Louis Pardau Dit Pardo
                               -------------------------------------------------
                               Louis Pardau Dit Pardo, President and Director

                               By: /s/ Ludovic Payage
                               -------------------------------------------------
                               Ludovic Payage, Secretary, Treasurer and Director

                               By: /s/ Norbert Etienne
                               -------------------------------------------------
                               Norbert Etienne, Director

                                 CERTIFICATIONS

     I, Louis Pardau Dit Pardo , certify that:

     1. I have reviewed  this quarterly  report on Form 10-QSB of Poseidis, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date: October 15, 2002

/s/ Louis Pardau Dit Pardo
---------------------------------------------
Louis Pardau Dit Pardo
Chief Executive Officer (or equivalent thereof)



     I, Louis Pardau Dit Pardo, certify that:

     1. I have reviewed  this quarterly  report on Form 10-QSB of Poseidis, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: October 15, 2002

/s/ Louis Pardau Dit Pardo
---------------------------------------------
Louis Pardau Dit Pardo
Chief Financial Officer (or equivalent thereof)