Form 10QSB
period 2002-11-30
POSEIDIS INC
filed 2003-01-14
CIK 1088399

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2002 Commission file no. 0-26329

                                  Poseidis Inc.
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

                  Yes  X                    No
                     ----                     ---

     There were 5,229,843 shares of voting common stock of the registrant issued and outstanding as of November 30, 2002.

PART I

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

Consolidated Statements of Operations and Comprehensive Income (Loss)......F-3

Consolidated Statements of Stockholders' Equity (Deficiency)...............F-4

Consolidated Statements of Cash Flows......................................F-5

Notes to Consolidated Financial Statements.................................F-6

                                 Poseidis, Inc.
                             (f/k/a BillyWeb Corp.)
                           Consolidated Balance Sheets

                                                                      November 30,         February 28,
                                                                          2002                 2002
                                                                   -------------------  ------------------
                                                                       (unaudited)
         ASSETS
CURRENT ASSETS

   Cash                                                            $            21,229  $            1,382
   Accounts receivable                                                          81,142             113,956
   VAT taxes receivable                                                              0               2,162
   Prepaid expenses                                                                  0                 354
                                                                   -------------------  ------------------

     Total Current Assets                                                      102,371             117,854
                                                                   -------------------  ------------------

PROPERTY AND EQUIPMENT
   Leasehold improvements                                                            0               3,757
   Furniture and fixtures                                                       17,002              14,817
   Equipment                                                                    16,657              14,516
                                                                   -------------------  ------------------

      Subtotal property and equipment                                           33,659              33,090
      Less: Accumulated depreciation                                           (12,582)             (9,451)
                                                                   -------------------  ------------------

            Total Property and Equipment                                        21,077              23,639
                                                                   -------------------  ------------------

OTHER ASSETS
   Deposits                                                                          0               7,122
                                                                   -------------------  ------------------

            Total Other Assets                                                       0               7,122
                                                                   -------------------  ------------------

Total Assets                                                       $           123,448  $          148,615
                                                                   ===================  ==================

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Cash overdraft                                                  $                 0  $           20,671
   Accounts payable                                                              5,302              15,653
   Accrued expenses                                                            187,101             170,141
   Demand loan from third party                                                      0             107,905
                                                                   -------------------  ------------------

     Total Current Liabilities                                                 192,403             314,370
                                                                   -------------------  ------------------

Total Liabilities                                                              192,403             314,370
                                                                   -------------------  ------------------

Minority Interest in Consolidated Subsidiaries                                       0                   0
                                                                   -------------------  ------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $0.0001 par value, authorized 10,000,000
    shares; none issued                                                              0                   0
 Common stock, $0.0001 par value, authorized 50,000,000 shares;
    5,229,843 and 5,086,996 issued and outstanding, respectively                   523                 509
  Additional paid in capital                                                 2,602,912           1,241,914
  Accumulated comprehensive income (loss)                                      (18,608)            (19,326)
  Stock subscriptions receivable                                               (50,000)                  0
  Accumulated deficit                                                       (2,603,782)         (1,388,852)
                                                                   -------------------  ------------------

     Total Stockholders' Equity (Deficiency)                                   (68,955)           (165,755)
                                                                   -------------------  ------------------

Total Liabilities and Stockholders' Equity (Deficiency)            $           123,448  $          148,615
                                                                   ===================  ==================


     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                             (f/k/a BillyWeb Corp.)
                      Consolidated Statements of Operations
                                   (Unaudited)





                                                                   Three Months Ended           Nine Months Ended
                                                                      November 30,                November 30,
                                                              ---------------------------- ---------------------------
                                                                   2002          2001           2002          2001
                                                              -------------- ------------- -------------- ------------

REVENUES                                                      $          906 $      62,105 $       59,179 $    227,705
                                                              -------------- ------------- -------------- ------------

EXPENSES
   General and administrative                                         17,224       217,640         57,422
   Officer salaries                                                        0             0              0            0
   Other salaries                                                          0             0          5,102            0
   Consulting fees                                                    43,432             0      1,115,803            0
   Depreciation                                                        1,721         1,746          5,099        4,661
   Professional fees                                                   7,530             0         91,468            0
   Web site development                                                    0         1,319              0       53,712
   Bad debt expense                                                   30,000             0         30,000            0
                                                              -------------- ------------- -------------- ------------

       Total operating expenses                                       99,907       220,705      1,304,894      632,537
                                                              -------------- ------------- -------------- ------------

Operating income (loss)                                              (99,001)     (158,600)    (1,245,715)    (404,832)

OTHER INCOME (EXPENSE)
   Interest expense                                                        0             0         (2,529)           0
   Gain on debt forgiveness                                           34,264             0         34,264            0
   Loss on fixed asset abandonment                                      (687)            0           (687)           0
   Foreign currency transaction gain (loss)                             (186)                        (263)           0
                                                              -------------- ------------- -------------- ------------

        Total other income (expense)                                  33,391             0         30,785            0
                                                              -------------- ------------- -------------- ------------

Net loss before minority interest                                    (65,610)     (158,600)    (1,214,930)    (404,832)
Minority interest in consolidated subsidiaries
net (income)loss                                                           0             0              0            0

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain (loss)                              167        (6,664)           718      (14,435)
                                                              -------------- ------------- -------------- ------------


Comprehensive loss                                            $      (65,443)$    (165,264)$   (1,214,212)$   (419,267)
                                                              ============== ============= ============== ============
Net loss per weighted average share, basic                    $        (0.01)$       (0.03)$        (0.28)$      (0.08)
                                                              ============== ============= ============== ============
Weighted average number of shares                                  5,226,380     5,062,912      4,405,808    4,919,927
                                                              ============== ============= ============== ============








     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                             (f/k/a BillyWeb Corp.)
          Consolidated Statements of Stockholders' Equity (Deficiency)




                                                                                             Accumulated
                                           Number                       Additional   Stock      Comp.                     Total
                                           of       Preferred   Common  Paid-in      Subs.     Income    Accumulated   Stockholders'
                                           Shares     Stock     Stock   Capital   Receivable   (Loss)      Deficit        Equity
                                        ------------ -------- ------- ---------- ---------- ----------- ----------- -------------
BEGINNING BALANCE,
February 29, 2000                          2,050,000 $      0 $   205 $   59,895 $        0 $         0 $   (11,644)$      48,456

Year Ended February 28, 2001:
----------------------------------------
 April 2000 - accrued expenses                13,500        0       1      3,384          0           0           0         3,385
 May 2000 - common stock contributed      (1,000,000)       0    (100)       100          0           0           0             0
 May 2000 - 16 for 1 forward split        15,952,500        0   1,596     (1,596)         0           0           0             0
 May 2000 - reverse merger                23,100,000        0   2,310    229,833          0           0     (39,033)      193,110
 May 2000 - services                       1,900,000        0     190          0          0           0           0           190
 May 2000 - stock subscription receivable    150,000        0      15    149,985   (150,000)          0           0             0
 June 2000 - stock subscriptions received          0        0       0          0    150,000           0           0       150,000
 June 2000 - services                        200,000        0      20    199,980          0           0           0       200,000
 July 2000 - minority interest of subsidi  5,000,000        0     500     56,210          0           0           0        56,710
 October 2000 - services                     990,000        0      99    232,551          0           0           0       232,650
 Other comprehensive income (loss)                 0        0       0          0          0     (11,638)          0       (11,638)

Net loss                                           0        0       0          0          0           0    (864,247)     (864,247)
                                        ------------ -------- ------- ---------- ---------- ----------- ----------- -------------

BALANCE, February 28, 2001                48,356,000        0   4,836    930,342          0     (11,638)   (914,924)        8,616
----------------------------------------

Year Ended February 28, 2002:
 March 2001 - 1 for 10 reverse split     (43,520,399)       0  (4,352)     4,352          0           0           0             0
 Shares issued for cash                      226,426        0      23    280,129          0           0           0       280,152
 Shares issued for services                   24,969        0       2     27,091          0           0           0        27,093
 Other comprehensive income (loss)                 0        0       0          0          0      (7,688)          0        (7,688)

Net loss                                           0        0       0          0          0           0    (473,928)     (473,928)
                                        ------------ -------- ------- ---------- ---------- ----------- ----------- -------------

BALANCE, February 28, 2002                 5,086,996        0     509  1,241,914          0     (19,326) (1,388,852)     (165,755)
----------------------------------------

Nine Months Ended November 30, 2002:
(unaudited)
 Shares issued for cash                       10,858        0       1     33,119          0           0           0        33,120
 April 2002 - 1 for 10 reverse split      (4,581,795)       0    (458)       458          0           0           0             0
 Shares issued to pay accrued expenses     1,080,000        0     108    134,892          0           0           0       135,000
 Shares issued to settle short-term debt     864,000        0      86    107,914          0           0           0       108,000
 Shares issued for stock subscriptions rec  .800,000        0      80     99,920   (100,000)          0           0             0
 Shares issued for services                1,969,784        0     197    984,695          0           0           0       984,892
 Stock subscription received                       0        0       0          0     50,000           0           0        50,000
 Other comprehensive income (loss)                 0        0       0          0          0         718           0           718

Net loss                                           0        0       0          0          0           0  (1,214,930)   (1,214,930)
                                        ------------ -------- ------- ---------- ---------- ----------- ----------- -------------

ENDING BALANCE, November 30, 2002
(unaudited)                                5,229,843 $      0 $   523 $2,602,912 $  (50,000)$   (18,608)$(2,603,782)$     (68,955)
                                        ============ ======== ======= ========== ========== =========== =========== =============






     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                             (f/k/a BillyWeb Corp.)
                      Consolidated Statements of Cash Flows
                         Nine Months Ended November 30,
                                   (Unaudited)

                                                                                  2002                     2001
                                                                          ---------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $          (1,214,930)   $           (404,832)
Adjustments to reconcile net loss to net cash used for development activities:
   Stock issued for services                                                            984,892                  27,092
   Depreciation                                                                           5,099                   4,566
   Bad debt expense                                                                      30,000                       0
   Gain on debt forgiveness                                                             (34,264)                      0
   Loss on fixed asset abandonment                                                          687                       0
   Minority interest in consolidated subsidiary income (loss)                                 0                       0
Change in assets and liabilities:
   (Increase) decrease in accounts receivable                                             2,274                  14,965
   (Increase) decrease in prepaid expenses                                                    0                     365
   (Increase) decrease in deposits                                                            0                       0
   Increase (decrease) in accounts payable                                                    0                 (14,770)
   Increase (decrease) in accrued expenses                                              168,968                  50,422
   Increase (decrease) in VAT payable                                                         0                  (6,764)
                                                                          ---------------------    --------------------

Net cash used by operating activities                                                   (57,274)               (328,956)
                                                                          ---------------------    --------------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                         0                  (5,080)
                                                                          ---------------------    --------------------

Net cash used by investing activities                                                         0                  (5,080)
                                                                          ---------------------    --------------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from short-term loans                                                             0                 108,756
   Repayment of short-term loan                                                               0                 (33,986)
   Stock sold for cash                                                                   33,120                 218,127
   Receipt of stock subscriptions                                                        50,000                       0
   Increase (decrease) of bank overdraft                                                (16,575)                 56,820
                                                                          ---------------------    --------------------

Net cash provided by financing activities                                                66,545                 349,717
                                                                          ---------------------    --------------------

Effect of exchange rates on cash                                                         10,576                  (9,735)
                                                                          ---------------------    --------------------

Net increase (decrease) in cash                                                          19,847                   5,946

CASH, beginning of period                                                                 1,382                   2,682
                                                                          ---------------------    --------------------

CASH, end of period                                                       $              21,229    $              8,628
                                                                          =====================    ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Non-Cash Financing Activities:
    Common stock issued to pay accrued expenses                           $             135,000    $                  0
                                                                          =====================    ====================
    Common stock issued to settle short-term debt                         $             108,000    $                  0
                                                                          =====================    ====================
    Common stock issued for stock subscriptions receivable                $             100,000    $                  0
                                                                          =====================    ====================


     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                             (f/k/a BillyWeb Corp.)
                   Notes to Consolidated Financial Statements
               (Information with respect to the nine months ended
                    November 30, 2002 and 2001 is unaudited)


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

     c) Principles of consolidation The consolidated financial statements include the accounts of Poseidis, Inc. and its subsidiaries. Inter-company balances and transactions have been eliminated. The historical financial statements of Share Exchange Corp. have been presented for the period prior to the reverse merger.

     d) Net loss per share Basic is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

     e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $5,099 and $4,566 for the nine months ended November 30, 2002 and 2001, respectively.

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

     h) Interim financial information The financial statements for the nine months ended November 30, 2002 and 2000 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

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

     In April 2002, the Company completed a second 1 for 10 reverse split of its common stock. In May 2002, the Company agreed to convert $108,000 of short-term debt into 864,000 shares of common stock, restricted under Rule 144 plus one additional year of restriction. In May 2002, the Company agreed to convert $135,000 of accrued consultant fees into 1,080,000 shares of common stock, restricted under Rule 144 plus one additional year of restriction. In May 2002, the Company issued 1,969,784 shares of unrestricted common stock under an S-8 registration in exchange for services valued at $984,892. In May 2002, the Company received a stock subscription receivable for $100,000 in cash in exchange for 800,000 shares of common stock, restricted under Rule 144 plus one additional year of restriction. In October 2002, the Company sold 6,971 shares of restricted common stock in exchange for $24,375 in cash, or $3.50 per share.

                                 Poseidis, Inc.
                             (f/k/a BillyWeb Corp.)
                   Notes to Consolidated Financial Statements


(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $2,603,700, expiring $1,215,000, $474,000, $864,300 and $50,700 at February 28, 2023,
     2022, 2021 and 2020, respectively.

     The amount recorded as deferred tax assets as of November 30, 2002 is $1,041,500, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4) Going Concern As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $2,603,700 for the period from June 10, 1998 (Inception) through November 30, 2002. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(5) Short-Term Notes Payable In January and February 2000, the Company's subsidiary received a $60,000 short- term demand loan from a third party, as the Company had not received its stock subscription receivable timely and had let a contract for the web site development. This note carried no stated interest. The note was repaid in June 2000.

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

     In October 2002, the Company sold 6,971 shares of its restricted common stock for $24,375, or $3.50 per share. For such offering, the Company relied upon the 506 Exemption.

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

For the Three and Nine Months Ended November 30, 2002 & 2001

Financial Condition, Capital Resources and Liquidity

     For the three months ended November 30, 2002 and 2001 the Company recorded revenues of $906 and $62,105 respectively. For the nine months ended November 30, 2002 and 2001 the Company recorded revenues of $59,179 and $227,705 respectively. The decrease is primarily due to the Company's election to lay off virtually all of its employees, and pare expenses as dramatically as possible.

     For the three months ended November 30, 2002 and 2001 the Company had, on a consolidated basis, general and administrative expenses of $17,224 and $217,640 respectively. For the nine months ended November 30, 2002 and 2001 the Company had, on a consolidated basis, general and administrative expenses of $57,422 and $574,164 respectively.

     For the three months ended November 31, 2002 and 2001 the Company had, on a consolidated basis, total operating expenses of $99,907 and $220,705 respectively. For the nine months ended November 30, 2002 and 2001 the Company had, on a consolidated basis, total operating expenses of $1,304,894 and $632,537. The increase is primarily due to the amount expensed for consulting and professional fees.

Net Losses

     For the three months ended November 30, 2002 and 2001, the Company reported a net loss from operations of $65,443 and $165,264 respectively. For the nine months ended

November 30, 2002 and 2001, the Company reported a net loss from operations of $1,214,212 and $419,267 respectively.

Liquidity/Working Capital

     At November 30, 2002, the Company had cash of $21,229. There can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

     The ability of the Company to continue as a going concern is dependent upon its ability to deliver on its commitment to its business plan. The Company is currently negotiating with several accredited investors for a potential cash investment.

Net Operating Loss Carry-forwards

     The Company has net operating loss carry-forwards of approximately $2,603,700 expiring $1,215,000, $474,000, $864,300 and $50,700 at February 28,
2023, 2022, 2021 and 2020, respectively. The Company has a $1,041,500 deferred tax asset resulting from the loss carry-forwards, for which it has established a one hundred percent (100%) valuation allowance. The Company may not be able to utilize such carry-forwards as the Company has no history of profitable operations.

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

     At November 30, 2002, the Company had no (0) employees. The Company's future performance depends in significant part upon the continued service of our key technical and management personnel, and our continuing ability to attract and retain highly qualified and motivated personnel in all areas of our operations. Competition for such personnel is intense. We provide no assurance that we can retain key managerial and technical employees or that we can attract, assimilate or retain other highly qualified personnel in the future. Our employees are not represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

Index to Exhibits

Item No.          Description
---------         -----------------------------------------
2.1      [3]      Share Exchange Agreement between the Company, Billyweb Corp. and the shareholders of Billyweb Corp. dated May 15, 2000.

3(i).1   [1]      Articles of Incorporation filed June 11, 1998.

3(i).2   [4]      Articles of Amendment to the Articles of Incorporation changing name to Billyweb
                  Corp. filed May 3, 2000.

3.(i).3  [5]      Articles of Amendment to the Articles of Incorporation changing name to Poseidis,
                  Inc. filed August 28, 2002.

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

[5] Originally filed on October 15, 2002 with the Company's Quarterly Report on Form 10QSB.


     (b) No Reports on Form 8-K were filed during the quarter ended August 31, 2002.


                                   SIGNATURES
                                   ----------


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Poseidis, Inc.
                             ---------------------
                                  (Registrant)


Date:    January 9, 2002  By:/s/ Louis Pardau Dit Pardo
                          -------------------------------------------------
                          Louis Pardau Dit Pardo, President and Director

                          By:/s/ Ludovic Payage
                          -------------------------------------------------
                          Ludovic Payage, Secretary, Treasurer and Director

                          By:/s/ Norbert Etienne
                          -------------------------------------------------
                          Norbert Etienne, Director

                                 CERTIFICATIONS

     I, Louis Pardo dit Pardau, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Poseidis, Inc.;

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

Date:

/s/ Louis Pardo dit Pardau
---------------------------------------------
Louis Pardo dit Pardau
Chief Executive Officer (or equivalent thereof)




     I, Louis Pardo dit Pardau, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Poseidis, Inc.;

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

Date:

/s/ Louis Pardo dit Pardau
---------------------------------------------
Louis Pardo dit Pardau
Chief Financial Officer (or equivalent thereof)