Form 10KSB
period 2003-02-28
POSEIDIS INC
filed 2003-06-17
CIK 1088399

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

For the fiscal year ended: February 28, 2003

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission File Number: 0-26329

                                 Poseidis, Inc.
                -----------------------------------------------
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

                    Common Stock, $0.0001 par value per share
                     -------------------------------------
                                (Title of class)

Copies of Communications Sent to:

                              Mintmire & Associates
                              265 Sunrise Avenue, Suite 204
                              Palm Beach, FL 33480
                              Tel: (561) 832-5696 Fax: (561) 659-5371

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days:  Yes [X]   No [_]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10 KSB. [X]

Issuer's revenues for its 2003 fiscal year were $60,652.

Of the 5,202,032 shares of voting common of the registrant issued and outstanding as of February 28, 2003, non-affiliates owned 2,938,032 shares. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 28, 2003 was $13,808,750.40.

                                TABLE OF CONTENTS


PART I     ....................................................................4
  Item 1.    Description of Business...........................................4
  Item 2.    Description of Property..........................................11
  Item 3.    Legal Proceedings................................................11
  Item 4.    Submission of Matters to a Vote of Security Holders..............11

PART II    ...................................................................12
  Item 5.    Market Price of and Dividends on the Registrant's Common
             Equity and Other Shareholder Matters.............................12
  Item 6.    Management's Discussion and Analysis.............................12
  Item 7.    Financial Statements.............................................15
  Item 8.    Changes In and Disagreements With Accountants on Accounting and
             Financial Disclosure.............................................15

PART F/S   ..................................................................F-1

PART III   ...................................................................16
  Item 9.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act................16
  Item 10.   Executive Compensation...........................................17
  Item 11.   Security Ownership of Certain Beneficial Owners and Management...17
  Item 12.   Certain Relationships and Related Transactions. .................18
  Item 13.   Exhibits and Reports on Form 8-K.................................18
  Item 14.   Controls and Procedures..........................................19

SIGNATURES ...................................................................20

                                     PART I

Item 1. Description of Business.

(a) Business Development.

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

Poseidis, Inc. f/k/a BillyWeb Corp. f/k/a/ EZ Talk, Inc. (the "Company") was organized under the laws of the State of Florida on June 10, 1998. The Company was originally organized for the purpose of engaging in the business of selling/marketing a universal, hands-free mobile speaker for mobile phones.

In May 2000, however, the Company changed its business plan in connection with the acquisition of Billyweb Corp. to fulfill the perceived demand for Interactive accessing of the internet. The Company was named after an animated character, Billy, which was created by Billy Web Corp. which was to be used as a Disney star and Disney Club show host in partnership with Fprod Fenomen.

However, in September 2002, the Company abandoned this business plan as well. In connection with the abandonment of its business plan, the Company changed its name to its current name, Poseidis, Inc. In December 2002, SARL Billyweb Entertainment, a wholly-owned subsidiary of the Company engaged in its old line of business, filed for bankruptcy protection under French law.

The Company's new business plan is the commercial and industrial exploitation of a natural mineral water spring called La Troliere Spring located in the village of Theneuille, Allier Department, Canton Cerilly, in the region of one of the largest natural forests in France.

In that regard, the Company incorporated Poseidis, SAS under French corporate law as a wholly-owned subsidiary in Theneuille, France in April 2003 for the purpose of establishing a manufacturing facility to exploit the spring. At the same time, a twenty year lease was purchased by Poseidis, SAS, granting it exclusive right to exploit the spring. Additionally, it purchased equipment to be used in connection with exploitation of the spring and the results of significant research already conducted at the site. Commercial exploitation of the spring is not expected before the second half of 2005.

The Company maintains its executive offices at 222 Lakeview Ave., PMB 160, West Palm Beach, FL 33401, Telephone: (561) 832-5696 and an operating office at Les Sourdinieres, 03350 Theneuille, France, Telephone: 011-33-1-44-86-00-41.

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

In April 2002, the Company completed a second one for ten (1:10) reverse split of its common stock. Also in April 2002, the Company recognized that its plan was not progressing as it had hoped. The Company elected to lay off virtually all of its employees, and pare expenses as dramatically as possible. It then was able to convert its short-term debt and accrued consulting fees into restricted common stock. It raised an additional $100,000 in cash which, with its accounts receivable, when collected, should cover its expenses until the fourth quarter of fiscal 2003.

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

In October 2002, the Company sold 6,971 shares of restricted common stock in exchange for $24,375 in cash, or $3.50 per share. For these issuances, the Company relied upon the 506 Exemption.

In January 2003, the Company sold 25,714 shares of common stock in exchange for $90,000 in cash, or $3.50 per share. For these issuances, the Company relied upon the 506 Exemption.

(b) Business of Issuer.

History of "La Troliere" Source

Known since the 3rd Century for its intrinsic qualities and health benefits, "La Troliere" Source was officially recognized by the French government in 1878, and declared of Public Interest.

Athenais de Mortemart, Marquise of Montespan, and famous mistress of Louis XIV used to go at La Troliere and Bourbon l'Archambault for the first French attempts in hydrotherapy.

The old artesian well was transformed in 1921 by a wider square sectioned well, of 1.30 meters wide and 2.40 meters deep and protected by a concrete stone construction. Although locally famous for its quality, and quoted in numerous publications, this source has never been exploited until it was finally bought by Cogema in the late 70's.

Cogema Corporation is specialized in the exploitation of uranium in France and abroad, and intended to develop such an exploitation in the department of Allier. Fortunately, such a development has never been approved by local authorities, and in 1995, Cogema gave up this development and sold the property to Mr. Berthier who intended to develop an industrial exploitation of the mineral water.

After 7 years of administrative and scientific procedures, 3 deep drillings (more than 200 meters deep), Mr. Berthier finally obtained a positive opinion of the AFSSA council, leading to a duly authorized exploitation on the 3rd of July 2002 of 70,000,000 liters per year.

Since this time, Poseidis SAS has signed a lease for a 20 year period of time and has bought all the existing exploitation equipment and the results of numerous research studies conducted at the Source.

It is the goal of Poseidis SAS to exploit "la Troliere".

Location of La Troliere Spring

La Troliere Spring is located in the village of Theneuille , Allier Department, Canton Cerilly, in the neighborhood of one of the largest natural forests in France, made of three hundred years old oaks.

The region is very  accessible  by the  intersection  of two main highway  axes:
North-South A71 (30 kms) and East-West (20kms).

Geological Setting

La Troliere is located on top of the Sancerre-Sancoins tectonic cliff, separating the granite base in the west, and the river sediment based areas in the east.

The multiple fractures of the geological cliff at Bourbon l'Archambault allow aquiferous rise-up to the surface. This explains the very high thermo-mineral potential of the site as well as the abundance of carbon dioxide emanations.

Hydrologic Aspect

The spring has available and has been authorized to extract 70 million liters per year, or more than 2 liters per second.

Due to the depth of the well and the origins of the water, there are no seasonal variations nor influence from the volume of rain water.

The actual well is 203 meters deep.

Sanitary Protection Perimeter

The drill is located in a preserved environment. The sanitary protection is insured by characteristics with double cementing, first to 60 meters depth between the steel casing and the terrain, then to 55 meters depth in the annular void between the steel casing and the operating column of stainless steel, diameter 193 mm. The capture head is protected by a circular shelter measuring
1.10 meter in diameter and a height of 0.5 meter, topped by a semi-spherical PVC removable dome.

Additional protection is afforded by property management of the land where the old wells are located and the re-capture drill hole, whose overall surface area of 16,419 m2 is proposed as an emergency sanitary perimeter under the terms of a 1937 French law concerning the use of mineral water sources. Poseidis also controls plots adjacent to the Source.

Analytical studies of Saint Trolier Mineral Water

The typology of the source is typical of Bourbon l'Archambault and has been well-documented since the end of the 19th century.

In the untreated state, the water is natural, highly ferruginous sparkling mineral water which can be classified among the low mineralization cold waters of the sodium bicarbonate type.

Because of its operating depth (drill hole to -203 meters), its hydrogeological proximity to the Saint Pardoux fault and its overall compression, research has been conducted regarding these possible therapeutical indications:

-    potential diuretic and detoxicating action of low mineralization waters,
- potential action on the digestive functions and on nutrition in general specific to sodium bicarbonate-bearing waters.

Subsequent to the various analyses performed and as long as appropriate deferritization treatment is performed, this water would appear to have characteristics permitting its use as Naturally Sparkling Mineral Water. The abundance of naturally occurring CO2 produced by the Saint Trolier source further supports this conclusion.

Sales and Marketing

3 types of Bottled Water exist on the global market :

- Purified Waters. Mostly sold in the US, purified waters are derived from common network waters and are subjected to a series of treatments, such as reverse osmosis, to purify, neutralize and standardize their organoleptic and bacteriological specifications. Those waters offer no mineral value nor valued components and have little taste quality.

- Spring Waters, and Glacier Waters. Extracted at the surface, spring and glacier waters take advantage of a non-restrictive and light regulation on their captation and bottling processes. Therefore, their exploitation offer no guaranty of purity nor sustainability in time, but allow the production of large volumes at low cost.

- Still and Sparkling Mineral Waters. Very strict and constraining regulations impose a constant and tight quality control, and give to Mineral Waters a unique value; an international quality definition, imposing stable and strict criteria. More than 200 daily analyses are required onsite, in order to comply with the specifications imposed by AFSSA and French Health ministry.

Mineral Water consumption has been a part of the history and a cultural heritage in France and Europe for centuries.

Although some 70% of the earth's surface is water, only 3% of all water on earth is fresh-water, and most of this is largely unavailable. About three-quarters of all freshwater is locked away in the form of ice caps and glaciers located in polar areas; only about 1% is easily accessible surface freshwater. This is primarily the water found in lakes, rivers, and the soil at underground levels shallow enough to be tapped at an affordable cost.

Only a small amount of the water resources is regularly renewed by rain and snowfall and thus available on a sustainable basis. In all, only one one-hundredth of one percent of the world's total supply of water is considered easily accessible for human use.

Globally, about 9,000 cubic meters per person per year, as estimated in 1989, are considered available for human use on an annual basis. By the year 2025, global per capita availability of freshwater is projected to drop to 5,100 cubic meters per person. (Note: 1 cubic meter equals 1,000 liters.)

For those reasons, and for more than twenty years, the consumption of Mineral Water has been rapidly increasing worldwide : only in the USA, the consumption of bottled water jumped from 11,980 million liters in 1995 to 20,500 million liters in 2002 and is projected to reach 27,250 million liters in 2005.

Although French consumers still primarily consume mineral water, sparkling mineral water has a higher average selling price, which generally provides for higher profit margins. The European market is diverse in its consumption of sparkling mineral water. 95% and 65% of the mineral water sold in Germany and Italy is sparkling respectively.

Planned Future Products

Gastronomy Mineral Water : l' Eau de Montespan

Montespan is expected to be the Company's flagship product. It will be marketed in France as a traditional luxury mineral water, similar to "Chateldon Water", which is considered by many as the best Mineral Water in France.

Derived from a high profile historical iconography, easily marketable and characterized by its ability to evolve in time, Montespan will have all the reference values of a strong international brand, added to the initial qualities of an exceptional mineral water. This brand development, in order to maximize its recognition in France and abroad, will be integrated into a broader marketing strategy, including media awareness and French chef endorsement.

Sold  exclusively  in  glass  bottles,   Montespan  will  be  dedicated  to  the
traditional distribution networks of restaurants, hotels, and gourmet grocery stores.

Athenais Night Water : a Derived Technological and Functional Product

Made of Montespan water, Athenais Night Water is expected to contain traces of active ingredients, such as millepertuis, camomile or passiflora, possibly in homeopathic forms and concentrations. The Company plans to market Athenias as a high-end beverage consumed to relax the consumer before sleep.

 Possible Cosmetic products :

-    Athenais Spray 0.5 liter
-    Athenais Moisturizing cream for the face
-    Athenais Light Moisturizing fluid for the body
-    Athenais Night repair / Eye cream
-    Athenais Lift Serum

Competition

In this very dynamic market segment, 3 main operators still represent more than 80% of the total sales, although new comers, local brands and distributors' brands are increasing their market shares year after year.

Perrier Vittel (37%)    Danone (31%)    Neptune (17%)

Industry Regulation

Environment

The Company currently conducts no operations which would be subject to environmental regulation. However, the Company proposes to engage in a highly regulated industry. The Company will take appropriate steps to comply with various international, federal, state and local laws and regulations. Compliance with such laws and regulations does not currently have a significant effect on the Company's capital expenditures, earnings, or competitive position.

Government Regulation

The Company's operations will be subject to various federal, state and local requirements which will affect its businesses greatly, such as taxes, postal regulations, labor laws, and environment and zoning regulations and ordinances.

Employees and Consultants

At February 28, 2003, the Company had no (0) employees. The Company anticipates that it will rely greatly on the management skills of its officers Louis Pardo and Ludovic Payage.

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

Item 2. Description of Property

The Company's executive offices are located at 222 Lakeview Ave., PMB 160, West Palm Beach, FL 33401, Telephone: (561) 832-5696. The Company leases an operational office located at Les Sourdinieres, 03350 Theneuille, France,
Telephone: 011-33-1-44-86-00-41 on a month to month basis with no lease. The Company owns no real property.

Item 3. Legal Proceedings.

The Company's subsidiary, BW Entertainment, was the defendant in a suit by URSSAF over a legal tax matter in France. The disputed amount was approximately 40,000 Euros. BW Entertainment has sought the protection of French bankruptcy courts and has since been dissolved.

The Company is the defendant in a lawsuit over VAT Tax past due, in the total amount of 20,000 Euros. The Company has engaged the services of a French accountant to resolve this matter. The Company has accrued the amount that it believes it owes.

Item 4. Submission of Matters to a Vote of Security Holders.

The reverse split of the Company's common stock conducted in April 2002 was approved by consent of a majority of the Company's shareholders.

                                     PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters.

The common stock of the Company currently is quoted on the Over the Counter Bulletin Board under the symbol "PSDS" and has been since September 5, 2002. Prior to that time, it was quoted on the Over the Counter Bulletin Board under the symbol "BLYW" and was since May 10, 2002. Prior to that time, it was quoted on the Over the Counter Bulletin Board under the symbol "BLLY" and was since January 24, 2002. Prior to that time, it was quoted on the Over the Counter Bulletin Board under the symbol "BLWB" and was since April 2, 2001. Prior to that time, it was quoted on the Over the Counter Bulletin Board under the symbol EZTK since it commenced trading on May 11, 2000. The ask/high and bid/low information for each fiscal quarter since are as follows:


Quarter                  Ask/High    Bid/Low
----------------------  ---------  -----------
05/11/2000-05/31/2000     4.50        1.31
06/01/2000-08/31/2000     1.50        0.56
09/01/2000-11/30/2000     1.25        0.21
12/01/2000-02/28/2001     0.28        0.08
03/01/2001-05/31/2001    15.00        0.11  *1:10 reverse stock split 04/02/2001
06/01/2001-08/31/2001    20.00        8.50
09/01/2001-11/30/2001    28.00       11.00
12/01/2001-02/28/2002    48.00       20.00
03/01/2002-05/31/2002    47.00        0.50  *1:10 reverse stock split 04/17/2002
06/01/2002-08/31/2002     5.00        4.00
09/01/2002-11/30/2002     4.95        3.95
12/01/2002-02/28/2003     4.95        4.30
03/01/2003-05/31/2003     5.27        4.70

* Prices for the periods preceding 06/01/2002 are adjusted to reflect stock splits.

Shareholders

The approximate number of holders of record of common equity is 135 as of February 28, 2003.

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

(b) Summary

Poseidis, Inc. f/k/a BillyWeb Corp. f/k/a/ EZ Talk, Inc. (the "Company") was organized under the laws of the State of Florida on June 10, 1998. The Company was originally organized for the purpose of engaging in the business of selling/marketing a universal, hands-free mobile speaker for mobile phones.

In May 2000, however, the Company changed its business plan in connection with the acquisition of Billyweb Corp. to fulfill the perceived demand for Interactive accessing of the internet. The Company was named after an animated character, Billy, which was created by Billy Web Corp. which was to be used as a Disney star and Disney Club show host in partnership with Fprod Fenomen.

However, in September 2002, the Company abandoned this business plan as well. In connection with the abandonment of its business plan, the Company changed its name to its current name, Poseidis, Inc. In December 2002, SARL Billyweb Entertainment, a wholly-owned subsidiary of the Company engaged in its old line of business, filed for bankruptcy protection under French law.

The Company's new business plan is the commercial and industrial exploitation of a natural mineral water spring called La Troliere Spring located in the village of Theneuille, Allier Department, Canton Cerilly, in the region of one of the largest natural forests in France.

In that regard, the Company incorporated Poseidis, SAS under French corporate law as a wholly-owned subsidiary in Theneuille, France in April 2003 for the purpose of establishing a manufacturing facility to exploit the spring. At the same time, a twenty year lease was purchased by Poseidis, SAS, granting it exclusive right to exploit the spring. Additionally, it purchased equipment to be used in connection with exploitation of the spring and the results of significant research already conducted at the site. Commercial exploitation of the spring is not expected before the second half of 2005.

The Company maintains its executive offices at 222 Lakeview Ave., PMB 160, West Palm Beach, FL 33401, Telephone: (561) 832-5696 and an operating office at Les Sourdinieres, 03350 Theneuille, France, Telephone: 011-33-1-44-86-00-41.

(c) Results of Operations For the Years Ended February 28, 2003 and February 28, 2002

Financial Condition, Capital Resources and Liquidity

For the twelve months ending February 28, 2003 and February 28, 2002 the Company recorded revenues of $60,652 and $405,202 respectively. For the twelve months ending February 28, 2003 and February 28, 2002 the Company had consulting fee expenses of $1,163,574 and $140,523 respectively.

For the twelve months ending February 28, 2003 and February 28, 2002, the Company had, on a consolidated basis, general and administrative expenses of $97,112 and $591,139, respectively.

For the twelve months ending February 28, 2003 and February 28, 2002, the Company had on a consolidated basis total operating expenses of $1,410,901 and $877,649.

Net Losses

For the twelve months ending February 28, 2003 and February 28, 2002, the Company reported a net loss from operations excluding currency translation of $1,305,971 and $473,928 respectively.

At February 28, 2003, the Company had assets totaling $226,168 and has incurred a cumulative loss of $2,694,700.

Liquidity/Working Capital

There can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

Net Operating Loss Carry-forwards

The Company has net operating loss carry-forwards of approximately $2,694,700 expiring $1,308,600, $474,000, $864,300 and $50,700 at February 28, 2023, 2022,
2021 and 2020, respectively. The Company has a $1,078,000 deferred tax asset resulting from the loss carry-forwards, for which it has established a one hundred percent (100%) valuation allowance. The Company may not be able to utilize such carry-forwards as the Company has no history of profitable operations.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART F/S







                                 POSEIDIS, INC.

                          AUDITED FINANCIAL STATEMENTS

                 For the Years Ended February 28, 2003 and 2002

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report.................................................F-3

Consolidated Balance Sheets..................................................F-4

Consolidated Statements of Operations........................................F-5

Consolidated Statements of Stockholders' Equity..............................F-6

Consolidated Statements of Cash Flows........................................F-7

Notes to Consolidated Financial Statements...................................F-8

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Poseidis, Inc.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Poseidis, Inc. as of February 28, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Poseidis, Inc. as of February 28, 2003 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States.

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





/s/ Durland & Company, CPAs, P.A.
Durland & Company, CPAs, P.A.
Palm Beach, Florida
June 11, 2002

                                 Poseidis, Inc.
                           Consolidated Balance Sheets
                            Years Ended February 28,




                                                                           2003                   2002
                                                                  ----------------------  --------------------
          ASSETS
CURRENT ASSETS
   Cash                                                           $              116,412  $              1,382
   Accounts receivable                                                            91,104               113,956
   VAT taxes receivable                                                                0                 2,162
   Prepaid expenses                                                                    0                   354
                                                                  ----------------------  --------------------
           Total Current Assets                                                  207,516               117,854
                                                                  ----------------------  --------------------

PROPERTY AND EQUIPMENT
   Leasehold improvements                                                              0                 3,757
   Furniture and fixtures                                                         18,466                14,817
   Equipment                                                                      13,994                14,516
                                                                  ----------------------  --------------------

      Subtotal property and equipment                                             32,460                33,090
      Less: Accumulated depreciation                                             (13,808)               (9,451)
                                                                  ----------------------  --------------------

            Total Property and Equipment                                          18,652                23,639
                                                                  ----------------------  --------------------

OTHER ASSETS
   Deposits                                                                            0                 7,122
                                                                  ----------------------  --------------------

            Total Other Assets                                                         0                 7,122
                                                                  ----------------------  --------------------

Total Assets                                                      $              226,168  $            148,615
                                                                  ======================  ====================

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Cash overdraft                                                 $                    0  $             20,671
   Accounts payable                                                                    0                15,653
   VAT taxes payable                                                                   0                     0
   Accrued expenses                                                              224,988               170,141
   Demand loan from third party                                                        0               107,905
                                                                  ----------------------  --------------------

            Total Current Liabilities                                            224,988               314,370
                                                                  ----------------------  --------------------

Total Liabilities                                                                224,988               314,370
                                                                  ----------------------  --------------------

Minority Interest in Consolidated Subsidiaries                                         0                     0
                                                                  ----------------------  --------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized 10,000,000
     shares; none issued                                                               0                     0
   Common stock, $0.0001 par value, authorized 50,000,000 shares;
    5,086,996 and 48,356,000  issued and outstanding, respectively                   526                   509
   Additional paid-in capital                                                  2,717,309             1,241,914
   Accumulated comprehensive income (loss)                                       (21,935)              (19,326)
   Accumulated deficit                                                        (2,694,720)           (1,388,852)
                                                                  ----------------------  --------------------

            Total Stockholders' Equity (Deficiency)                                1,180              (165,755)
                                                                  ----------------------  --------------------

Total Liabilities and Stockholders' Equity (Deficiency)           $              226,168  $            148,615
                                                                  ======================  ====================

     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                      Consolidated Statements of Operations
                            Years Ended February 28,


                                                                            2003                   2002
                                                                   ----------------------  --------------------
REVENUES                                                           $               60,652  $            405,202
                                                                   ----------------------  --------------------
OPERATING EXPENSES
   General and administrative                                                      97,112               591,139
   Officer salaries                                                                     0                     0
   Other salaries                                                                   3,845                     0
   Consulting fees                                                              1,163,574               140,523
   Depreciation                                                                     6,453                 6,165
   Professional fees                                                              109,746                78,599
   Web site development                                                               171                61,223
   Bad debt expense                                                                30,000                     0
                                                                   ----------------------  --------------------

          Total operating expenses                                              1,410,901               877,649
                                                                   ----------------------  --------------------

Operating income (loss)                                                        (1,350,249)             (472,447)
                                                                   ----------------------  --------------------
OTHER INCOME (EXPENSE)
   Interest expense                                                                (2,592)                 (250)
   Gain on debt forgiveness                                                        35,117                     0
   Loss on fixed asset abandonment                                                   (705)                    0
   Gain on bankruptcy of subsidiary                                                12,721
   Foreign currency transaction gain (loss)                                          (263)               (1,231)
                                                                   ----------------------  --------------------

          Total other income (expense)                                             44,278                (1,481)

Net loss before minority interest                                              (1,305,971)             (473,928)
                                                                   ----------------------  --------------------
Minority interest in consolidated subsidiaries net (income) loss                        0                     0
                                                                   ----------------------  --------------------

Net loss                                                                       (1,305,971)             (473,928)

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain (loss)                                        (2,609)               (7,688)
                                                                   ----------------------  --------------------

Comprehensive loss                                                 $           (1,308,580) $           (481,616)
                                                                   ======================  ====================

Net loss per weighted average share, basic                         $                (0.28) $              (0.09)
                                                                   ======================  ====================
Weighted average number of shares                                               4,612,165             4,956,590
                                                                   ======================  ====================


     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)



                                                                                              Accumulated
                                              Number                     Additional  Stock       Comp.                    Total
                                                of     Preferred Common  Paid-in      Subs.     Income    Accumulated Stockholders'
                                              Shares     Stock    Stock   Capital  Receivable   (Loss)      Deficit      Equity
                                            ---------- -------- ------- ---------- ---------- ----------- ----------- ------------
BEGINNING BALANCE,
February 29, 2000                            2,050,000 $      0 $   205 $   59,895 $        0 $         0 $   (11,541)$     48,559

Year Ended February 28, 2001:
 April 2000 - accrued expenses                  13,500        0       1      3,384          0           0           0        3,385
 May 2000 - common stock contributed        (1,000,000)       0    (100)       100          0           0           0            0
 May 2000 - 16 for 1 forward split          15,952,500        0   1,596     (1,596)         0           0           0            0
 May 2000 - reverse merger                  23,100,000        0   2,310    229,833          0           0     (39,033)     193,110
 May 2000 - services                         1,900,000        0     190          0          0           0           0          190
 May 2000 - stock subscription receivable      150,000        0      15    149,985   (150,000)          0           0            0
 June 2000 - stock subscriptions received            0        0       0          0    150,000           0           0      150,000
 June 2000 - services                          200,000        0      20    199,980          0           0           0      200,000
 July 2000 - minority interest of subsidiary 5,000,000        0     500     56,210          0           0           0       56,710
 October 2000 - services                       990,000        0      99    232,551          0           0           0      232,650
 Other comprehensive income (loss)                   0        0       0          0          0     (11,638)          0      (11,638)

Net loss                                             0        0       0          0          0           0    (864,247)    (864,247)
                                            ---------- -------- ------- ---------- ---------- ----------- ----------- ------------

BALANCE, February 28, 2001                  48,356,000        0   4,836    930,342          0     (11,638)   (914,821)       8,719

Year Ended February 28, 2002:
 March 2001 - 1 for 10 reverse split        43,520,399)       0  (4,352)     4,352          0           0           0            0
 Shares issued for cash                        226,426        0      23    280,129          0           0           0      280,152
 Shares issued for services                     24,969        0       2     27,091          0           0           0       27,093
 Other comprehensive income (loss)                   0        0       0          0          0      (7,688)          0       (7,688)

Net loss                                             0        0       0          0          0           0    (473,928)    (473,928)
                                            ---------- -------- ------- ---------- ---------- ----------- ----------- ------------

BALANCE, February 28, 2002                   5,086,996        0     509  1,241,914          0     (19,326) (1,388,749)    (165,652)

Year Ended February 28, 2003:
 Shares issued for cash                         10,858        0       1     33,119          0           0           0       33,120
 April 2002 - 1 for 10 reverse split        (4,581,795)       0    (458)       458          0           0           0            0
 Shares issued to pay accrued expenses       1,080,000        0     108    134,892          0           0           0      135,000
 Shares issued to settle short-term debt       864,000        0      86    107,914          0           0           0      108,000
 Shares issued for stock subscriptions rec.    800,000        0      80     99,920   (100,000)          0           0            0
 Shares issued for services                  1,969,784        0     197    984,695          0           0           0      984,892
 Stock subscription received                         0        0       0          0    100,000           0           0      100,000
 Shares issued for cash                         32,685        0       3    114,397          0           0           0      114,400
 Other comprehensive income (loss)                   0        0       0          0          0      (2,609)          0       (2,609)
Net loss                                             0        0       0          0          0           0  (1,305,971)  (1,305,971)
                                            ---------- -------- ------- ---------- ---------- ----------- ----------- ------------

ENDING BALANCE, February 28, 2003            5,262,528        0 $   526 $2,717,309 $        0 $   (21,935)$(2,694,720)$      1,180
                                            ========== ======== ======= ========== ========== =========== =========== ============






     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                      Consolidated Statements of Cash Flows
                            Years Ended February 28,




                                                                              2003                     2002
                                                                      ---------------------   ----------------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                              $          (1,305,971)  $             (473,928)
Adjustments to reconcile net loss to net cash used for development activities
   Stock issued for services                                                        984,892                   27,093
   Depreciation                                                                       6,453                    6,165
   Debt forgiveness                                                                 (35,117)                       0
   Gain on bankruptcy of subsidiary                                                 (12,721)                       0
   Bad debt expense                                                                  30,000                        0
   Loss on fixed asset abandonment                                                      705                        0
   Minority interest in consolidated subsidiary income (loss)                             0                        0
Change in assets and liabilities
   (Increase) decrease in accounts receivable                                         1,097                  (99,978)
   (Increase) decrease in prepaid expenses                                              398                        0
   (Increase) decrease in deposits                                                    8,012                        0
   Increase (decrease) in accounts payable                                          (15,653)                   1,361
   Increase (decrease) in accrued expenses                                          184,833                  141,668
   Increase (decrease) in VAT payable/receivable                                      2,162                   (9,337)
                                                                      ---------------------   ----------------------

Net cash used by development activities                                            (150,910)                (406,956)
                                                                      ---------------------   ----------------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                     0                        0
                                                                      ---------------------   ----------------------

Net cash used by investing activities                                                     0                        0
                                                                      ---------------------   ----------------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from short-term loan                                                          0                  141,795
   Repayment of short-term loan                                                           0                  (33,890)
   Stock sold for cash                                                              147,520                  280,151
   Receipt of stock subscriptions                                                   100,000                        0
   Increase (decrease) of bank overdraft                                                  0                   35,946
                                                                      ---------------------   ----------------------

Net cash provided by financing activities                                           247,520                  424,002
                                                                      ---------------------   ----------------------

Effect of exchange rates on cash                                                     18,420                  (18,346)
                                                                      ---------------------   ----------------------

Net increase (decrease) in cash                                                     115,030                   (1,300)

CASH, beginning of period                                                             1,382                    2,682
                                                                      ---------------------   ----------------------

CASH, end of period                                                   $             116,412   $                1,382
                                                                      =====================   ======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Non-Cash Financing Activities:
     Common stock issued to pay accrued expenses                      $             135,000   $                    0
                                                                      =====================   ======================
     Common stock issued to settle short-term debt                    $             108,000   $                    0
                                                                      =====================   ======================
     Common stock issued for stock subscriptions receivable           $             100,000   $                    0
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

     The Company's operations have been to secure a "source" of natural mineral water in France, and negotiating with several entities to build a bottling facility.

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

     In October 2000, the Company formed a subsidiary under the laws of France, SARL BillyWeb. The Company owns 99% and a French citizen holds the remaining 1%, pursuant to French law. In December 2002, the Company placed SARL Billyweb in bankruptcy under French law. The Company recorded a gain of $12,700 as a result of this.

     c) Principles of consolidation The consolidated financial statements include the accounts of Poseidis, Inc. and its subsidiaries. Inter-company balances and transactions have been eliminated.

     d) Net loss per share Basic is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

     e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $6,453 and $6,165 for the years ended February 28, 2003 and 2002, respectively.

                                 Poseidis, Inc.
                   Notes to Consolidated Financial Statements


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

     In April 2002, the Company completed a second 1 for 10 reverse split of its common stock. In May 2002, the Company agreed to convert $108,000 of short-term debt into 864,000 shares of common stock, restricted under Rule 144 plus one additional year of restriction. In May 2002, the Company agreed to convert $135,000 of accrued consultant fees into 1,080,000 shares of common stock, restricted under Rule 144 plus one additional year of restriction. In May 2002, the Company issued 1,969,784 shares of unrestricted common stock under an S-8 registration in exchange for services valued at $984,892. In May 2002, the Company received a stock subscription receivable for $100,000 in cash in exchange for 800,000 shares of common stock, restricted under Rule 144 plus one additional year of restriction. In October 2002, the Company sold 6,971 shares of restricted common stock in exchange for $24,375 in cash, or $3.50 per share. In January 2003, the Company sold 25,714 shares of common stock in exchange for $90,000 in cash, or $3.50 per share.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $2,694,700, expiring $1,308,600, $474,000, $864,300 and $50,700 at February 28, 2023, 2022, 2021
     and 2020, respectively.

                                 Poseidis, Inc.
                   Notes to Consolidated Financial Statements


(3) Income Taxes (Continued) The amount recorded as deferred tax assets as of February 28, 2003 is $1,078,000, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4) Going Concern As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $2,694,700 for the period from June 10, 1998 (Inception) through February 28, 2003. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     In April 2002, the Company recognized that its plan was not progressing as it had hoped. The Company elected to lay off virtually all of its employees, and pare expenses as dramatically as possible. It then was able to convert its short-term debt and accrued consulting fees into restricted common stock. It raised an additional $215,000 in cash which, with its accounts receivable, when collected, will cover its expenses through the fourth quarter of fiscal 2004.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

Set forth below are the names, ages, positions with the Company and business experiences of the executive officers and directors of the Company.

Name                     Age      Position(s) with Company
-----                    ---      ------------------------
Louis Pardau dit Pardo   34       President and Director

Ludovic Payage           33       Secretary, Treasurer and Director

Norbert Etienne          36       Director
---------

All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Director.

Family Relationships

There are no family relationships between or among the executive officers and director of the Company.

Business Experience

Louis Pardo was appointed the Company's President when the Company restructured its management team in August and September 2002. Prior to that time, he served as the Company's Secretary and Treasurer since October 17, 2000 when he was Marketing Manager and Product Developer. Prior to joining the Company Mr. Pardo worked with Faz Productions of France since 1996. While at Faz Productions he received many awards for various music and video productions. Prior to working with Faz Productions Mr. Pardo worked with Symbolic Corp of France where he was Product Manager from 1993 until leaving in 1996. At Symbolic Corp. Mr. Pardo launched the #1 Energy soft drink in France: "x-energy drink."

Ludovic Payage was appointed as a Director by the Company's Board of Directors to fill a vacancy until the next meeting of the shareholders in which directors are elected. Subsequently, the Board appointed him to the positions of Secretary and Treasurer. These actions occurred in August and September 2002 in connection with a restructuring of the management team. Before joining the Company, Mr. Payage served as Consumers' Product Development for Sagem France between 1999 and 2002. Prior to that time, he was a Senior Product Manager for SGI Securite En Provence between 1995 and 1999.

Norbert Etienne became a director in August 2002, when the Company's management team restructured. He was appointed by the Company's Board of Directors to fill a vacancy until the next meeting of the shareholders in which directors are elected. Prior to serving in that capacity, Mr. Etienne was a Sales Marketing Manager for Maxence SA since 2001. Between 1998 and 2001, Mr. Etienne was a Sales Marketing Manager for Union Financiere De France.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of common stock and other equity securities of the Company on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than ten percent (10%) shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, all of the Company's executive officers, directors and greater than ten percent (10%) beneficial owners of its common stock have complied with Section 16(a) filing requirements applicable to them during the Company's fiscal year ended February 28, 2003.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of February 28, 2003, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

                                            Amount
Name and Address of                      Beneficially     Percent of
Beneficial Owner                            Owned          Class (1)
---------------------------              ------------     ---------
Louis Pardau Dit Pardo                     1,464,000         28.1%
222 Lakeview Ave., PMB 160
West Palm Beach, FL 33401

Ludovic Payage
222 Lakeview Ave., PMB160                          0            0%
West Palm Beach, FL 33401

Norbert Etienne
222 Lakeview Ave., PMB160                          0            0%
West Palm Beach, FL 33401

All Executive Officers, Directors          1,464,000         28.1%
---------------------------------
DMI Joaillerie Paris                        800,000          15.4%
95 Rue La Boetie
75008 Paris
France

Item 12. Certain Relationships and Related Transactions.

None.

Item 13. Exhibits and Reports on Form 8-K.

Subsequent to the Company's February 29, 2000 year end it abandoned its original business plan and executed a Share Exchange Agreement and Reorganization. This resulted in the change of control of the Company. The Company filed an 8-K with the Securities and Exchange Commission on May 15th, 2000 and on July 10, 2000 an amended 8-K with complete financials was filed with the SEC. No Reports on Form 8-K were filed during the year ended February 28, 2003.

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

10.1     [2]   EZ Talk, Inc. Employee/Consultant Stock Compensation Plan.

10.2     [4]   Partnership Contract with Alidoo RCS Paris.

10.3     [4]   Contract for Trading Content with Eurekan Multimedia, SA.

10.4     [4]   Contract for Trading Content with Quelm.

10.5      *    Lease of real property and exploitation rights between
               Christian Bertheir and Poseidis SAS dated April 10, 2003.

10.6      *    Sale of real property from Jacques Annet Paul to Poseidis SAS dated
               March 26, 2003.

99.1      *    Sarbanes-Oxley Certification by Chief Executive Officer.

99.2      *    Sarbanes-Oxley Certification by Chief Financial Officer.
----------------

[1] Originally filed on June 10, 1999 with the Company's Registration Statement on Form 10-SB.
[2] Originally filed on April 28, 2000 with the Company's Registration Statement on Form S-8.
[3] Originally filed on May 16, 2000 with the Company's Current Report on Form 8-K.
[4] Originally filed on July 17, 2000 with the Company's Quarterly Report on Form 10QSB.
*    Filed herewith

Item 14 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Poseidis, Inc.
                           --------------------------
                                  (Registrant)


Date:  June 16, 2003        By: /s/ Louis Pardau dit Pardo
                            ---------------------------------------
                            Louis Pardau dit Pardo, President and Director

                            By: /s/ Ludovic Payage
                            ---------------------------------------
                            Ludovic Payage, Secretary, Treasurer and
                            Director

                            By: /s/ Norbert Etienne
                            ---------------------------------------
                            Norbert Etienne, Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                         Title                       Date


/s/ Louis Pardau dit Pardo
--------------------------
Louis Pardau dit Pardo      President and Director              June 16, 2003

/s/ Ludovic Payage
--------------------------
Ludovic Payage              Secretary, Treasurer and Director   June 16, 2003

/s/ Norbert Etienne
--------------------------
Norbert Etienne             Director                            June 16, 2003

                                 Certifications

I, Louis Pardau dit Pardo, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Poseidis, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

     A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and
     C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003

/s/ Louis Pardau dit Pardo
Louis Pardau dit Pardo
Chief Executive Officer (or equivalent)

I, Ludovic Payage, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Poseidis, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

     A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and
     C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003

/s/ Ludovic Payage
Ludovic Payage
Chief Financial Officer (or equivalent)