Form 10QSB
period 2003-05-31
POSEIDIS INC
filed 2003-07-28
CIK 1088399

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2003

Commission file no. 0-26329

                                 Poseidis, Inc.
                 ----------------------------------------------
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

              Yes [X]   No  [_]

     There were 5,262,528 shares of voting common stock of the registrant issued and outstanding as of May 31, 2003.

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

Consolidated Statements of Operations and Comprehensive Income (Loss)........F-3

Consolidated Statements of Stockholders' Equity (Deficiency).................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6


                                 Poseidis, Inc.
                           Consolidated Balance Sheets

                                                                    May 31,          February 28,
                                                                      2003               2003
                                                              -----------------   ----------------
                                                                  (unaudited)
                    ASSETS
CURRENT ASSETS
   Cash                                                       $         116,133   $        116,412
   Accounts receivable                                                   95,068             91,104
   VAT taxes receivable                                                       0                  0
   Prepaid expenses                                                           0                  0
                                                              -----------------   ----------------

     Total Current Assets                                               211,201            207,516
                                                              -----------------   ----------------

PROPERTY AND EQUIPMENT
   Leasehold improvements                                                     0                  0
   Furniture and fixtures                                                20,247             18,466
   Equipment                                                             15,343             13,994
                                                              -----------------   ----------------

      Subtotal property and equipment                                    35,590             32,460
      Less: Accumulated depreciation                                    (16,691)           (13,808)
                                                              -----------------   ----------------

            Total Property and Equipment                                 18,899             18,652
                                                              -----------------   ----------------

OTHER ASSETS
   Deposits                                                                   0                  0
                                                              -----------------   ----------------

            Total Other Assets                                                0                  0
                                                              -----------------   ----------------

Total Assets                                                  $         230,100   $        226,168
                                                              =================   ================

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Cash overdraft                                             $               0   $              0
   Accounts payable                                                           0                  0
   Accrued expenses                                                     306,742            224,988
   Demand loan from third party                                               0                  0
                                                              -----------------   ----------------

     Total Current Liabilities                                          306,742            224,988
                                                              -----------------   ----------------

Total Liabilities                                                       306,742            224,988
                                                              -----------------   ----------------

Minority Interest in Consolidated Subsidiaries                                0                  0
                                                              -----------------   ----------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $0.0001 par value, authorized 10,000,000
    shares; none issued                                                       0                  0
 Common stock, $0.0001 par value, authorized 50,000,000
    shares; 5,262,528 issued and outstanding,                               526                526
  Additional paid in capital                                          2,717,309          2,717,309
  Accumulated comprehensive income (loss)                                84,864            (21,935)
  Stock subscriptions receivable                                              0                  0
  Accumulated deficit                                                (2,879,341)        (2,694,720)
                                                              -----------------   ----------------

     Total Stockholders' Equity (Deficiency)                            (76,642)             1,180
                                                              -----------------   ----------------

Total Liabilities and Stockholders' Equity (Deficiency)       $         230,100            $226,168
                                                              =================   ================

     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                      Consolidated Statements of Operations
                           Three Months Ended May 31,
                                   (Unaudited)


                                                                           2003           2002
                                                                    --------------- ---------------
REVENUES                                                            $             0 $             0
                                                                    --------------- ---------------
EXPENSES
   General and administrative                                                34,728          25,786
   Officer salaries                                                               0               0
   Other salaries                                                                 0           4,886
   Consulting fees                                                           57,720       1,025,708
   Depreciation                                                               1,451           1,556
   Professional fees                                                         90,722           4,234
   Web site development                                                           0               0
                                                                    --------------- ---------------

       Total operating expenses                                             184,621       1,062,170
                                                                    --------------- ---------------

Operating income (loss)                                                    (184,621)     (1,062,170)

OTHER INCOME (EXPENSE)
   Interest expense                                                               0            (691)
   Foreign currency transaction gain (loss)                                       0               0
                                                                    --------------- ---------------

        Total other income (expense                                               0            (691)
                                                                    --------------- ---------------

Net loss before minority interest                                          (184,621)     (1,062,861)
Minority interest in consolidated subsidiaries net (income) loss                  0               0

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain (loss)                                 106,799          12,460
                                                                    --------------- ---------------

Comprehensive loss                                                  $       (77,822)$    (1,050,401)
                                                                    =============== ===============
Net loss per weighted average share, basic                          $         (0.04)$         (0.38)
                                                                    =============== ===============
Weighted average number of shares                                         5,262,528       2,776,499
                                                                    =============== ===============







     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)

                                                                                             Accumulated
                                          Number                      Additional    Stock      Comp.                       Total
                                            of      Preferred  Common   Paid-in     Subs.      Income     Accumulated  Stockholders'
                                          Shares      Stock     Stock   Capital  Receivable    (Loss)       Deficit        Equity
                                         ---------- --------- ------- ---------- ---------- ------------ ----------- --------------
BEGINNING BALANCE,
February 29, 2000                         2,050,000 $       0 $   205 $   59,895 $        0 $          0 $   (11,541)$       48,559

Year Ended February 28, 2001:
 April 2000 - accrued expenses               13,500         0       1      3,384          0            0           0          3,385
 May 2000 - common stock contributed     (1,000,000)        0    (100)       100          0            0           0              0
 May 2000 - 16 for 1 forward split       15,952,500         0   1,596     (1,596)         0            0           0              0
 May 2000 - reverse merger               23,100,000         0   2,310    229,833          0            0     (39,033)       193,110
 May 2000 - services                      1,900,000         0     190          0          0            0           0            190
 May 2000 - stock subscription
            receivable                      150,000         0      15    149,985   (150,000)           0           0              0
 June 2000 - stock subscriptions
             received                             0         0       0          0    150,000            0           0        150,000
 June 2000 - services                       200,000         0      20    199,980          0            0           0        200,000
 July 2000 - minority interest of
             subsidiary                   5,000,000         0     500     56,210          0            0           0         56,710
 October 2000 - services                    990,000         0      99    232,551          0            0           0        232,650
 Other comprehensive income (loss)                0         0       0          0          0      (11,638)          0        (11,638)

Net loss                                          0         0       0          0          0            0    (864,247)      (864,247)
                                         ---------- --------- ------- ---------- ---------- ------------ ----------- --------------

BALANCE, February 28, 2001               48,356,000         0   4,836    930,342          0      (11,638)   (914,821)         8,719

Year Ended February 28, 2002:
 March 2001 - 1 for 10 reverse split     43,520,399)        0  (4,352)     4,352          0            0           0              0
 Shares issued for cash                     226,426         0      23    280,129          0            0           0        280,152
 Shares issued for services                  24,969         0       2     27,091          0            0           0         27,093
 Other comprehensive income (loss)                0         0       0          0          0       (7,688)          0         (7,688)

Net loss                                          0         0       0          0          0            0    (473,928)      (473,928)
                                         ---------- --------- ------- ---------- ---------- ------------ ----------- --------------

BALANCE, February 28, 2002                5,086,996         0     509  1,241,914          0      (19,326) (1,388,749)      (165,652)

Year Ended February 28, 2003:
 Shares issued for cash                      10,858         0       1     33,119          0            0           0         33,120
 April 2002 - 1 for 10 reverse split     (4,581,795)        0    (458)       458          0            0           0              0
 Shares issued to pay accrued expenses    1,080,000         0     108    134,892          0            0           0        135,000
 Shares issued to settle short-term
  debt                                      864,000         0      86    107,914          0            0           0        108,000
 Shares issued for stock subscriptions
  received                                  800,000         0      80     99,920   (100,000)           0           0              0
 Shares issued for services               1,969,784         0     197    984,695          0            0           0        984,892
 Stock subscription received                      0         0       0          0    100,000            0           0        100,000
 Shares issued for cash                      32,685         0       3    114,397          0            0           0        114,400
 Other comprehensive income (loss)                0         0       0          0          0       (2,609)          0         (2,609)
Net loss                                          0         0       0          0          0            0  (1,305,971)    (1,305,971)
                                         ---------- --------- ------- ---------- ---------- ------------ ----------- --------------

ENDING BALANCE, February 28, 2003         5,262,528         0     526  2,717,309          0      (21,935) (2,694,720)         1,180
3 months ended May 31, 2003: (unaudited)
 Other comprehensive income (loss)                0         0       0          0          0      106,799           0        106,799
Net loss                                          0         0       0          0          0            0    (184,621)      (184,621)
                                         ---------- --------- ------- ---------- ---------- ------------ ----------- --------------
ENDING BALANCE, May 31, 2003,
(unaudited)                               5,262,528 $       0 $   526 $2,717,309 $        0 $     84,864 $(2,879,341)$      (76,642)
                                         ========== ========= ======= ========== ========== ============ =========== ==============



     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                      Consolidated Statements of Cash Flows
                           Three Months Ended May 31,
                                   (Unaudited)



                                                                         2003              2002
                                                                    ---------------    -------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                            $      (184,621)   $  (1,062,861)
Adjustments to reconcile net loss to net cash used for development activities:
   Stock issued for services                                                      0          984,892
   Depreciation                                                               1,451            1,556
   Minority interest in consolidated subsidiary income (loss)                     0                0
Change in assets and liabilities:
   (Increase) decrease in accounts receivable                                     0                0
   (Increase) decrease in prepaid expenses                                        0                0
   (Increase) decrease in deposits                                                0                0
   Increase (decrease) in accounts payable                                        0                0
   Increase (decrease) in accrued expenses                                   81,754           44,816
   Increase (decrease) in VAT payable                                             0                0
                                                                    ---------------    -------------

Net cash used by development activities                                    (101,416)         (31,597)
                                                                    ---------------    -------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                             0                0
                                                                    ---------------    -------------

Net cash used by investing activities                                             0                0
                                                                    ---------------    -------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Cash acquired in reverse merger                                                0                0
   Proceeds from short-term loans                                                 0                0
   Repayment of short-term loan                                                   0           (4,279)
   Stock sold for cash                                                            0                0
   Receipt of stock subscriptions                                                 0                0
   Increase of bank overdraft                                                     0           26,316
                                                                    ---------------    -------------

Net cash provided by financing activities                                         0           22,037
                                                                    ---------------    -------------

Effect of exchange rates on cash                                            101,137            8,925
                                                                    ---------------    -------------

Net increase (decrease) in cash                                                (279)            (635)

CASH, beginning of period                                                   116,412            1,382
                                                                    ---------------    -------------

CASH, end of period                                                 $       116,133    $         747
                                                                    ===============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Non-Cash Financing Activities:
    Common stock issued to pay accrued expenses                     $             0    $     135,000
                                                                    ===============    =============
    Common stock issued to settle short-term debt                   $             0    $     108,000
                                                                    ===============    =============
    Common stock issued for stock subscriptions receivable          $             0    $     100,000
                                                                    ===============    =============



     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                   Notes to Consolidated Financial Statements
                  (Information with respect to the three months
                   ended May 31, 2003 and 2002 is unaudited)


(1)  Summary of Significant Accounting Principles
     The Company Poseidis, Inc. is a Florida chartered corporation which conducts business from its headquarters in West Palm Beach, Florida. The Company was incorporated on June 10, 1998. On May 4, 2000, the Company changed its name to BillyWeb Corp. and on August 28, 2002, to Poseidis, Inc.

     The Company's operations have been to secure a "source" of natural mineral water in France, and negotiating with several entities to construct a bottling plant.

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

     In October 2000, the Company formed a subsidiary under the laws of France, SARL BillyWeb. The Company owns 99% and a French citizen holds the remaining 1%, pursuant to French law. In December 2002, the Company placed SARL BillyWeb in bankruptcy under French law. The Company recorded a gain of $12,700 as a result of this. In April 2003, the Company created a new wholly owned subsidiary, Poseidis, SAS, under French law.

     c) Principles of consolidation The consolidated financial statements include the accounts of Poseidis, Inc. and its subsidiaries. Inter-company balances and transactions have been eliminated.

     d) Net loss per share Basic is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

     e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $1,451 and $1,556 for the three months ended May 31, 2003 and 2002, respectively.

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

     h) Interim financial information The financial statements for the three months ended May 31, 2003 and 2002 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

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

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $2,694,700, expiring $1,306,000, $474,000, $864,300 and $50,700 at February 28, 2023,
     2022, 2021 and 2020, respectively. The amount recorded as deferred tax asset as of May 31, 2003 is $1,151,000, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

                                 Poseidis, Inc.
                   Notes to Consolidated Financial Statements





(4) Going Concern As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $2,879,300 for the period from June 10, 1998 (Inception) through May 31, 2003. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Management's Discussion and Analysis

Discussion and Analysis

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

     Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward- looking statements contained herein to reflect future events or developments.

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

Results of Operations -For the Three Months Ended May 31, 2003 and 2002

Financial Condition, Capital Resources and Liquidity

     For the three months ended May 31, 2003 and 2002 the Company recorded revenues of $0 and $0 respectively. The Company has no ongoing business generating revenues.

     For the three months ended May 31, 2003 and 2002 the Company paid consulting fees of $57,720 and $1,025,708 respectively.

     For the three months ended May 31, 2003 and 2002 the Company had professional fees in the amount of $90,722 and $4,234. The increase in fees for the quarter is attributable to the filing of the Company's annual report on Form 10-KSB.

     For the three months ended May 31, 2003 and 2002 the Company had, on a consolidated basis, general and administrative expenses of $34,728 and $25,786 respectively.

     For the three  months  ended May 31,  2003 and 2002 the  Company  had, on a
consolidated   basis,  total  operating  expenses  of  $184,621  and  $1,062,170 respectively.

Net Losses

     For the three months ended May 31, 2003 and 2002, the Company reported a net loss from operations of $184,621 and $1,062,170 respectively.

Liquidity/Working Capital

     At May 31, 2003, the Company had cash of $116,133 as compared to $116,412 at May 31, 2002. There can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

     The ability of the Company to continue as a going concern is dependent upon its ability to deliver on its commitment to its business plan. The Company is currently negotiating with several accredited investors for a potential cash investment.

Net Operating Loss Carry-forwards

     The Company has net operating loss carry-forwards of approximately $2,694,700 expiring $1,306,000, $474,000, $864,300 and $50,700 at February 28,
2023, 2022, 2021 and 2020, respectively. The Company has a $1,151,000 deferred tax asset resulting from the loss carry-forwards, for which it has established a one hundred percent (100%) valuation allowance. The Company may not be able to utilize such carry-forwards as the Company has no history of profitable operations.

Employees

     At May 31, 2003, the Company had no (0) employees. The Company anticipates that it will rely greatly on the management skills of its officers Louis Pardo and Ludovic Payage.

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

Item 3. Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10- QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

          (i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

          (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

     There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

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

10.1       [2]      EZ Talk, Inc. Employee/Consultant Stock Compensation Plan.

10.2       [4]      Partnership Contract with Alidoo RCS Paris.

10.3       [4]      Contract for Trading Content with Eurekan Multimedia, SA.

10.4       [4]      Contract for Trading Content with Quelm.

10.5       [5]      Lease  of real  property  and  exploitation  rights  between
                    Christian Bertheir and Poseidis SAS dated April 10, 2003.

10.6       [5]      Sale of real  property  from Jacques  Annet Paul to Poseidis
                    SAS dated March 26, 2003.

99.1        *       Sarbanes-Oxley Certification by Chief Executive Officer.

99.2        *       Sarbanes-Oxley Certification by Chief Financial Officer.
----------------


[1] Originally filed on June 10, 1999 with the Company's Registration Statement on Form 10-SB.
[2] Originally filed on April 28, 2000 with the Company's Registration Statement on Form S-8.
[3] Originally filed on May 16, 2000 with the Company's Current Report on Form 8-K.
[4] Originally filed on July 17, 2000 with the Company's Quarterly Report on Form 10QSB.
[5] Originally filed on June 17, 2003 with the Company's Annual Report on Form 10KSB.

                                   SIGNATURES
                                   ----------


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Poseidis, Inc.
                                  (Registrant)


Date: July 15, 2003         By:/s/ Louis Pardau Dit Pardo
                            -------------------------------------------------
                            Louis Pardau Dit Pardo, President and Director

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

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d- 14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and
          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003

                        By:    /s/ Louis Pardo dit Pardau
                               ---------------------------------------------
                               Louis Pardo dit Pardau
                               Chief Executive Officer or equivalent thereof

           I, Louis Pardo dit Pardau, certify that:

     1. I have reviewed this quarterly report on form 10-QSB of Poseidis, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d- 14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and
          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003

                         By:  /s/ Louis Pardo dit Pardau
                              ---------------------------------------------
                              Louis Pardo dit Pardau
                              Chief Financial Officer or equivalent thereof