Form 10QSB
period 2003-08-31
POSEIDIS INC
filed 2003-10-15
CIK 1088399

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended: August 31, 2003

Commission file no.: 0-26329

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

                    Common Stock, $0.0001 par value per share
                    ----------------------------------------
                                (Title of class)

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

Yes [X] No [_]

There were 5,306,828 shares of voting common stock of the registrant issued and outstanding as of August 31, 2003.


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

Consolidated Statements of Operations and Comprehensive Income (Loss)........F-3

Consolidated Statements of Stockholders' Equity (Deficiency).................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                                 Poseidis, Inc.
                           Consolidated Balance Sheets

                                                                                   August 31,         February 28,
                                                                                      2003                2003
                                                                                -----------------   ----------------
                                                                                  (unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash                                                                         $          76,269   $        116,412
   Accounts receivable                                                                     91,656             91,104
   VAT taxes receivable                                                                         0                  0
   Prepaid expenses                                                                             0                  0
                                                                                -----------------   ----------------

     Total Current Assets                                                                 167,925            207,516
                                                                                -----------------   ----------------

PROPERTY AND EQUIPMENT
   Leasehold improvements                                                                       0                  0
   Furniture and fixtures                                                                  18,714             18,466
   Equipment                                                                               14,182             13,994
                                                                                -----------------   ----------------

      Subtotal property and equipment                                                      32,896             32,460
      Less: Accumulated depreciation                                                      (16,805)           (13,808)
                                                                                -----------------   ----------------

            Total Property and Equipment                                                   16,091             18,652
                                                                                -----------------   ----------------

OTHER ASSETS
   Deposits                                                                                     0                  0
                                                                                -----------------   ----------------

            Total Other Assets                                                                  0                  0
                                                                                -----------------   ----------------

Total Assets                                                                    $         184,016   $        226,168
                                                                                =================   ================

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Cash overdraft                                                               $               0   $              0
   Accounts payable                                                                             0                  0
   Accrued expenses                                                                       339,807            224,988
   Demand loan from third party                                                                 0                  0
                                                                                -----------------   ----------------

     Total Current Liabilities                                                            339,807            224,988
                                                                                -----------------   ----------------

Total Liabilities                                                                         339,807            224,988
                                                                                -----------------   ----------------

Minority Interest in Consolidated Subsidiaries                                                  0                  0
                                                                                -----------------   ----------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $0.0001 par value, authorized 10,000,000
    shares; none issued                                                                         0                  0
 Common stock, $0.0001 par value, authorized 50,000,000 shares;
    5,306,828 and 5,262,528 issued and outstanding,                                           531                526
  Additional paid in capital                                                            2,872,354          2,717,309
  Accumulated comprehensive income (loss)                                                 (33,886)           (21,935)
  Stock subscriptions receivable                                                                0                  0
  Accumulated deficit                                                                  (2,994,790)        (2,694,720)
                                                                                -----------------   ----------------

     Total Stockholders' Equity (Deficiency)                                             (155,791)             1,180
                                                                                -----------------   ----------------

Total Liabilities and Stockholders' Equity (Deficiency)                         $         184,016   $        226,168
                                                                                =================   ================


     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                       Three Months Ended             Six Months Ended
                                                                           August 31,                     August 31,
                                                                 ------------------------------  ---------------------------
                                                                      2003            2002           2003          2002
                                                                 --------------- --------------  ------------- -------------
REVENUES                                                         $             0 $       57,177  $           0 $      57,177
                                                                 --------------- --------------  ------------- -------------

EXPENSES
   General and administrative                                             31,213         13,577         66,430        39,363
   Officer salaries                                                            0              0              0             0
   Other salaries                                                              0              0              0         5,102
   Consulting fees                                                        51,320         45,016        109,770     1,070,724
   Depreciation                                                            1,415          1,689          2,887         3,314
   Professional fees                                                      29,268         79,596        120,983        83,830
   Web site development                                                        0              0              0             0
                                                                 --------------- --------------  ------------- -------------

       Total operating expenses                                          113,216        139,878        300,070     1,202,333
                                                                 --------------- --------------  ------------- -------------

Operating income (loss)                                                 (113,216)       (82,701)      (300,070)   (1,145,156)

OTHER INCOME (EXPENSE)
   Interest expense                                                            0         (1,791)             0        (2,482)
   Foreign currency transaction gain (loss)                                    0            (77)             0           (77)
                                                                 --------------- --------------  ------------- -------------

        Total other income (expense)                                           0         (1,868)             0        (2,559)
                                                                 --------------- --------------  ------------- -------------

Net loss before minority interest                                       (113,216)       (84,569)      (300,070)   (1,147,715)
Minority interest in consolidated subsidiaries net (income) loss               0              0              0             0

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain (loss)                             (118,750)       (11,909)       (11,951)          551
                                                                 --------------- --------------  ------------- -------------




Comprehensive loss                                               $      (231,966)$      (96,478) $    (312,021)$  (1,147,164)
                                                                 =============== ==============  ============= =============
Net loss per weighted average share, basic                       $         (0.02)$        (0.02) $       (0.06)$       (0.29)
                                                                 =============== ==============  ============= =============
Weighted average number of shares                                      5,284,196      5,222,872      5,273,362     3,999,981
                                                                 =============== ==============  ============= =============












     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)


                                                                                              Accumulated
                                             Number                     Additional   Stock     Comp.                     Total
                                               of     Preferred Common    Paid-in    Subs.     Income     Accumulated  Stockholders'
                                             Shares     Stock    Stock    Capital   Receivable  (Loss)       Deficit     Equity
                                            ---------- -------- ------- ----------- ---------- ---------- ----------- -----------
BEGINNING BALANCE,
February 29, 2000                             2,050,000 $      0 $   205 $    59,895 $        0 $        0 $   (11,541)$    48,559

Year Ended February 28, 2001:
 April 2000 - accrued expenses                   13,500        0       1       3,384          0          0           0       3,385
 May 2000 - common stock contributed         (1,000,000)       0    (100)        100          0          0           0           0
 May 2000 - 16 for 1 forward split           15,952,500        0   1,596      (1,596)         0          0           0           0
 May 2000 - reverse merger                   23,100,000        0   2,310     229,833          0          0     (39,033)    193,110
 May 2000 - services                          1,900,000        0     190           0          0          0           0         190
 May 2000 - stock subscription receivable       150,000        0      15     149,985   (150,000)         0           0           0
 June 2000 - stock subscriptions received             0        0       0           0    150,000          0           0     150,000
 June 2000 - services                           200,000        0      20     199,980          0          0           0     200,000
 July 2000 - minority interest of subsidiary  5,000,000        0     500      56,210          0          0           0      56,710
 October 2000 - services                        990,000        0      99     232,551          0          0           0     232,650
 Other comprehensive income (loss)                    0        0       0           0          0    (11,638)          0     (11,638)

Net loss                                              0        0       0           0          0          0    (864,247)   (864,247)
                                            ----------- -------- ------- ----------- ---------- ---------- ----------- -----------

BALANCE, February 28, 2001                   48,356,000        0   4,836     930,342          0    (11,638)   (914,821)      8,719

Year Ended February 28, 2002:
 March 2001 - 1 for 10 reverse split        (43,520,399)       0  (4,352)      4,352          0          0           0           0
 Shares issued for cash                         226,426        0      23     280,129          0          0           0     280,152
 Shares issued for services                      24,969        0       2      27,091          0          0           0      27,093
 Other comprehensive income (loss)                    0        0       0           0          0     (7,688)          0      (7,688)

Net loss                                              0        0       0           0          0          0    (473,928)   (473,928)
                                            ----------- -------- ------- ----------- ---------- ---------- ----------- -----------

BALANCE, February 28, 2002                    5,086,996        0     509   1,241,914          0    (19,326) (1,388,749)   (165,652)

Year Ended February 28, 2003:
 Shares issued for cash                          10,858        0       1      33,119          0          0           0      33,120
 April 2002 - 1 for 10 reverse split         (4,581,795)       0    (458)        458          0          0           0           0
 Shares issued to pay accrued expenses        1,080,000        0     108     134,892          0          0           0     135,000
 Shares issued to settle short-term debt        864,000        0      86     107,914          0          0           0     108,000
 Shares issued for stock subscriptions rec.     800,000        0      80      99,920   (100,000)         0           0           0
 Shares issued for services                   1,969,784        0     197     984,695          0          0           0     984,892
 Stock subscription received                          0        0       0           0    100,000          0           0     100,000
 Shares issued for cash                          32,685        0       3     114,397          0          0           0     114,400
 Other comprehensive income (loss)                    0        0       0           0          0     (2,609)          0      (2,609)
Net loss                                              0        0       0           0          0          0  (1,305,971) (1,305,971)
                                            ----------- -------- ------- ----------- ---------- ---------- ----------- -----------

ENDING BALANCE, February 28, 2003             5,262,528        0     526   2,717,309          0    (21,935) (2,694,720)      1,180
6 months ended Aug 31, 2003: (unaudited)
  Shares issued for cash                         44,300        0       5     155,045          0          0           0     155,050
  Other comprehensive income (loss)                   0        0       0           0          0    (11,951)          0     (11,951)
Net loss                                              0        0       0           0          0          0    (300,070)   (300,070)
                                            ----------- -------- ------- ----------- ---------- ---------- ----------- -----------
ENDING BALANCE, May 31, 2003,
(unaudited)                                   5,306,828 $      0 $   531 $ 2,872,354 $        0 $  (33,886)$(2,994,790)$  (155,791)
                                            =========== ======== ======= =========== ========== ========== =========== ===========



     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                      Consolidated Statements of Cash Flows
                           Six Months Ended August 31,
                                   (Unaudited)



                                                                                       2003                 2002
                                                                                -----------------     ---------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                                        $        (300,070)    $    (1,147,715)
Adjustments to reconcile net loss to net cash used for development activities:
   Stock issued for services                                                                    0             984,892
   Depreciation                                                                             2,887               3,314
   Minority interest in consolidated subsidiary income (loss)                                   0                   0
Change in assets and liabilities:
   (Increase) decrease in accounts receivable                                                   0               5,110
   (Increase) decrease in prepaid expenses                                                      0                   0
   (Increase) decrease in deposits                                                              0                   0
   Increase (decrease) in accounts payable                                                      0                   0
   Increase (decrease) in accrued expenses                                                114,819             150,809
   Increase (decrease) in VAT payable                                                           0                   0
                                                                                -----------------     ---------------

Net cash used by development activities                                                  (182,364)             (3,590)
                                                                                -----------------     ---------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                           0                   0
                                                                                -----------------     ---------------

Net cash used by investing activities                                                           0                   0
                                                                                -----------------     ---------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Cash acquired in reverse merger                                                              0                   0
   Proceeds from short-term loans                                                               0                   0
   Repayment of short-term loan                                                                 0                   0
   Stock sold for cash                                                                    155,050                   0
   Receipt of stock subscriptions                                                               0              50,000
   Repayment of bank overdraft                                                                  0             (16,473)
                                                                                -----------------     ---------------

Net cash provided by financing activities                                                 155,050              33,527
                                                                                -----------------     ---------------

Effect of exchange rates on cash                                                          (12,829)              8,450
                                                                                -----------------     ---------------

Net increase (decrease) in cash                                                           (40,143)             38,387

CASH, beginning of period                                                                 116,412               1,382
                                                                                -----------------     ---------------

CASH, end of period                                                             $          76,269     $        39,769
                                                                                =================     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Non-Cash Financing Activities:
    Common stock issued to pay accrued expenses                                 $               0     $       135,000
                                                                                =================     ===============
    Common stock issued to settle short-term debt                               $               0     $       108,000
                                                                                =================     ===============
    Common stock issued for stock subscriptions receivable                      $               0     $       100,000
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

     The following summarize the more significant accounting and reporting policies and practices of the Company:

     a) Use of estimates. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

     b) Significant acquisition. On May 15, 2000, the Company entered into an agreement to acquire 77.3% of the issued and outstanding common shares of BillyWeb Corp., (n/k/a Share Exchange Corp.), in exchange for 23,100,000 shares of common stock of the Company, in a reverse merger, which will be accounted for as a recapitalization of BillyWeb Corp., (n/k/a Share Exchange Corp.). On July 27, 2000, the Company acquired the 22.7% of Share Exchange Corp. that it did not previously own in exchange for 5,000,000 shares of common stock restricted under Rule 144.

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

     c) Principles of consolidation. The consolidated financial statements include the accounts of Poseidis, Inc. and its subsidiaries. Inter- company balances and transactions have been eliminated.

     d) Net loss per share. Basic is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

     e) Property and equipment. All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $2,887 and $3,314 for the six months ended August 31, 2003 and 2002, respectively.

     f)  Foreign  currency  transaction  and  translation  gains  (losses).  The
     principal   operations  of  the  Company  are  located  in  France.   On  a
     consolidated basis the Company's reporting currency is the US Dollar.

     h) Interim financial information. The financial statements for the six months ended August 31, 2003 and 2002 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

                                 Poseidis, Inc.
                   Notes to Consolidated Financial Statements

(2) Stockholders' Equity. The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 42,166,000 and no shares of common and preferred stock, respectively, issued and outstanding at May 31, 2001. On June 10, 1998, the Company issued 1,000,000 shares to its officers for the value of services rendered in connection with the organization of the Company. In the second quarter of 1998, the Company issued 1,000,000 shares of common stock at $0.01 per share for $10,000 in cash. In the third quarter of 1998, the Company issued 50,000 shares of common stock at $1.00 per share for $50,000 in cash. In April 2000, the Company issued 13,500 shares of unrestricted common stock via an S-8 registration to counsel in settlement of accrued legal fees amounting to $3,385. In May 2000, two stockholders and former officers contributed 1,000,000 shares of common stock back to the Company upon their resignations. In May 2000, the Company completed a 16 for 1 forward split of its common stock. In May 2000, the Company issued 23,100,000 shares to acquire BillyWeb Corp., (n/k/a Share Exchange Corp.). In conjunction with this acquisition, the Company issued 1,900,000 shares of common stock to its investment banker for services rendered, valued at $190. In May 2000, the Company issued 150,000 shares of common stock in exchange for a subscription receivable of $150,000 in cash. In June 2000, the Company received the subscription receivable in cash. In June 2000, the Company issued 200,000 shares of common stock in exchange for services valued at $200,000, or $1 per share. In July 2000, the Company issued 5,000,000 shares of common stock in exchange for the 22.7% of Share Exchange Corp. that it did not previously own. In October 2000, the Company issued 990,000 shares of common stock in exchange for services valued at $232,650.

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

     In April 2002, the Company completed a second 1 for 10 reverse split of its common stock. In May 2002, the Company agreed to convert $108,000 of short-term debt into 864,000 shares of common stock, restricted under Rule 144 plus one additional year of restriction. In May 2002, the Company agreed to convert $135,000 of accrued consultant fees into 1,080,000 shares of common stock, restricted under Rule 144 plus one additional year of restriction. In May 2002, the Company issued 1,969,784 shares of unrestricted common stock under an S-8 registration in exchange for services valued at $984,892. In May 2002, the Company received a stock subscription receivable for $100,000 in cash in exchange for 800,000 shares of common stock, restricted under Rule 144 plus one additional year of restriction. In October 2002, the Company sold 6,971 shares of restricted common stock in exchange for $24,375 in cash, or $3.50 per share. In January 2003, the Company sold 25,714 shares of common stock in exchange for $90,000 in cash, or $3.50 per share. In the second quarter the Company sold 44,300 shares of restricted common stock in exchange for $155,050 in cash, or $3.50 per share.

(3) Income Taxes. Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $2,994,800, expiring $300,100, $1,306,000, $474,000, $864,300 and $50,700 at February
     28, 2024, 2023, 2022, 2021 and 2020, respectively. The amount recorded as deferred tax asset as of August 31, 2003 is $1,200,000, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4) Going Concern. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $2,994,800 for the period from June 10, 1998 (Inception) through August 31, 2003. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     In April 2002, the Company recognized that its plan was not progressing as it had hoped. The Company elected to lay off virtually all of its employees, and pare expenses as dramatically as possible. It then was able to convert its short-term debt and accrued consulting fees into restricted common stock. It raised an additional $370,000 in cash which, with its accounts receivable, when collected, will cover its expenses for approximately 12 months.

                                 Poseidis, Inc.
                   Notes to Consolidated Financial Statements

(5) Short-Term Notes Payable In January and February 2000, the Company's subsidiary received a $60,000 short-term demand loan from a third party, as the Company had not received its stock subscription receivable timely and had let a contract for the web site development. This note carried no stated interest. The note was repaid in June 2000.

     During the first and second quarter of 2001, three unrelated parties loaned the Company approximately $110,000 as short-term, non- interest bearing demand notes. In September 2001, the Company repaid approximately $34,000 of those notes. In May 2001, an unrelated third party loaned the Company $10,000 on a short-term demand loan bearing 9% interest, which was repaid in July 2001. In the fourth quarter of fiscal 2002, an unrelated third party loaned the Company $32,000 on a short-term demand loan. In May 2002, the Company agreed to convert the $108,000 remaining balance into 864,000 shares of restricted common stock.

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

Results of Operations  For the Three and Six Months Ended August 31, 2003 and
2002

Financial Condition, Capital Resources and Liquidity

For the three months ended August 31, 2003 and 2002 the Company recorded revenues of $0 and $57,200 respectively. For the six months ended August 31, 2003 and 2002, the Company recorded revenues of $0 and $57,200 respectively. The Company has no ongoing business generating revenues.

For the three months ended August 31, 2003 and 2002 the Company paid consulting fees of $51,300 and $45,000 respectively. For the six months ended August 31, 2003 and 2002, the Company paid consulting fees of $109,800 and $1,070,700 respectively.

For the three months ended August 31, 2003 and 2002 the Company had professional fees in the amount of $29,300 and $79,600. For the six months ended August 31, 2003 and 2002, the Company had professional fees in the amount of $121,000 and $83,800 respectively.

For the three months ended August 31, 2003 and 2002 the Company had, on a consolidated basis, general and administrative expenses of $31,200 and $13,600 respectively. For the six months ended August 31, 2003 and 2002, the Company had, on a consolidated basis, general and administrative expenses of $66,400 and $39,400 respectively.

For the three months ended August 31, 2003 and 2002 the Company had, on a consolidated basis, total operating expenses of $113,200 and $139,900 respectively. For the six months ended August 31, 2003 and 2002 the Company had, on a consolidated basis, total operating expenses of $300,100 and $1,202,300 respectively.

Net Losses

For the three months ended August 31, 2003 and 2002, the Company reported a net loss from operations of $113,200 and $84,600 respectively. For the six months ended August 31, 2003 and 2002, the Company reported a net loss from operations of $300,100 and $1,147,700 respectively.

Liquidity/Working Capital

At August 31, 2003, the Company had cash of $76,300 as compared to $39,800 at August 31, 2002. There can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

The ability of the Company to continue as a going concern is dependent upon its ability to deliver on its commitment to its business plan. The Company is currently negotiating with several accredited investors for a potential cash investment.

Net Operating Loss Carry-forwards

The Company has net operating loss carry-forwards of approximately $2,994,800 expiring $300,100, $1,306,000, $474,000, $864,300 and $50,700 at February 28,
2024,  2023,  2022,  2021 and 2020,  respectively.  The Company has a $1,200,000 deferred tax asset resulting from the loss carry-forwards, for which it has established a one hundred percent (100%) valuation allowance. The Company may not be able to utilize such carry-forwards as the Company has no history of profitable operations.

Employees

At August 31, 2003, the Company had no (0) employees. The Company anticipates that it will rely greatly on the management skills of its officers Louis Pardo and Ludovic Payage.

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

10.3       [4]      Contract for Trading Content with Eurekan Multimedia, SA.

10.4       [4]      Contract for Trading Content with Quelm.

10.5       [5]      Lease  of real  property  and  exploitation  rights  between
                    Christian Bertheir and Poseidis SAS dated April 10, 2003.

10.6       [5]      Sale of real  property  from Jacques  Annet Paul to Poseidis
                    SAS dated March 26, 2003.

31.1        *       Section 302 Certification by Chief Executive Officer.

31.2        *       Section 302 Certification by Chief Financial Officer.

32.1        *       Sarbanes-Oxley Certification by Chief Executive Officer.

32.2        *       Sarbanes-Oxley Certification by Chief Financial Officer.
----------------


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

                                 Poseidis, Inc.
                                  (Registrant)



Date: October 15, 2003      By:/s/ Louis Pardau Dit Pardo
                            -------------------------------------------------
                            Louis Pardau Dit Pardo, President and Director

                            By:/s/ Ludovic Payage
                            -------------------------------------------------
                            Ludovic Payage, Secretary, Treasurer and Director

                            By:/s/ Norbert Etienne
                            -------------------------------------------------
                            Norbert Etienne, Director