Form 10QSB
period 2003-11-30
POSEIDIS INC
filed 2004-01-14
CIK 1088399

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended: November 30, 2003

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

Yes [X] No [_]




There were 5,394,712 shares of voting common stock of the registrant issued and outstanding as of November 30, 2003.

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

Consolidated Statements of Operations and Comprehensive Income (Loss).......F-3

Consolidated Statements of Stockholders' Equity (Deficiency)................F-4

Consolidated Statements of Cash Flows.......................................F-5

Notes to Consolidated Financial Statements..................................F-6

                                 Poseidis, Inc.
                           Consolidated Balance Sheets

                                                                     November 30,            February 28,
                                                                         2003                    2003
                                                                ----------------------   ---------------------
                                                                     (unaudited)
                           ASSETS
CURRENT ASSETS
   Cash                                                         $                6,417   $             116,412
   Accounts receivable                                                          99,020                  91,104
   VAT taxes receivable                                                              0                       0
   Prepaid expenses                                                                  0                       0
                                                                ----------------------   ---------------------

     Total Current Assets                                                      105,437                 207,516
                                                                ----------------------   ---------------------

PROPERTY AND EQUIPMENT
   Leasehold improvements                                                            0                       0
   Furniture and fixtures                                                       20,542                  18,466
   Equipment                                                                    15,567                  13,994
                                                                ----------------------   ---------------------

      Subtotal property and equipment                                           36,109                  32,460
      Less: Accumulated depreciation                                           (19,958)                (13,808)
                                                                ----------------------   ---------------------

            Total Property and Equipment                                        16,151                  18,652
                                                                ----------------------   ---------------------

OTHER ASSETS
   Deposits                                                                          0                       0
                                                                ----------------------   ---------------------

            Total Other Assets                                                       0                       0
                                                                ----------------------   ---------------------

Total Assets                                                    $              121,588   $             226,168
                                                                ======================   =====================

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Cash overdraft                                               $                    0   $                   0
   Accounts payable                                                              1,124                       0
   Accrued expenses                                                            421,035                 224,988
   Demand loan from third party                                                  6,937                       0
                                                                ----------------------   ---------------------

     Total Current Liabilities                                                 429,096                 224,988
                                                                ----------------------   ---------------------

Total Liabilities                                                              429,096                 224,988
                                                                ----------------------   ---------------------

Minority Interest in Consolidated Subsidiaries                                       0                       0
                                                                ----------------------   ---------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $0.0001 par value, authorized 10,000,000
    shares; none issued                                                              0                       0
 Common stock, $0.0001 par value, authorized 50,000,000 shares;
    5,306,828 and 5,262,528 issued and outstanding,                                531                     526
  Additional paid in capital                                                 2,872,354               2,717,309
  Accumulated comprehensive income (loss)                                      (52,300)                (21,935)
  Stock subscriptions receivable                                                     0                       0
  Accumulated deficit                                                       (3,128,093)             (2,694,720)
                                                                ----------------------   ---------------------

     Total Stockholders' Equity (Deficiency)                                  (307,508)                  1,180
                                                                ----------------------   ---------------------

Total Liabilities and Stockholders' Equity (Deficiency)         $              121,588   $             226,168
                                                                ======================   =====================


     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)





                                                                    Three Months Ended                Nine Months Ended
                                                                       November 30,                     November 30,
                                                            ---------------------------------- -------------------------------
                                                                  2003              2002             2003            2002
                                                            ----------------- ---------------- ---------------- --------------
REVENUES                                                    $               0 $            906 $              0 $       59,179
                                                            ----------------- ---------------- ---------------- --------------

EXPENSES
   General and administrative                                          18,521           17,224           84,822         57,422
   Officer salaries                                                         0                0                0              0
   Other salaries                                                           0                0                0          5,102
   Consulting fees                                                    112,460           43,432          222,230      1,115,803
   Depreciation                                                         1,453            1,721            4,340          5,099
   Professional fees                                                      869            7,530          121,852         91,468
   Bad debt expense                                                         0           30,000                0         30,000
                                                            ----------------- ---------------- ---------------- --------------

       Total operating expenses                                       133,303           99,907          433,244      1,304,894
                                                            ----------------- ---------------- ---------------- --------------

Operating income (loss)                                              (133,303)         (99,001)        (433,244)    (1,245,715)

OTHER INCOME (EXPENSE)
   Interest expense                                                      (129)               0             (129)        (2,529)
   Gain on debt forgiveness                                                 0           34,264                0         34,264
   Loss on fixed asset abandonment                                          0             (687)               0           (687)
   Foreign currency transaction gain (loss)                                 0             (186)               0           (263)
                                                            ----------------- ---------------- ---------------- --------------

        Total other income (expense)                                     (129)          33,391             (129)        30,785
                                                            ----------------- ---------------- ---------------- --------------

Net loss before minority interest                                    (133,432)         (65,610)        (433,373)    (1,214,930)
Minority interest in consolidated subsidiaries net (income)                 0                0                0              0
loss

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain (loss)                           (18,414)             167          (30,365)           718
                                                            ----------------- ---------------- ---------------- --------------




Comprehensive loss                                          $        (151,846)$        (65,443)$       (463,738)$   (1,214,212)
                                                            ================= ================ ================ ==============
Net loss per weighted average share, basic                  $            (0.0)$          (0.01)$          (0.08)$        (0.28)
                                                            ================= ================ ================ ==============
Weighted average number of shares                                   5,306,828        5,226,380        5,284,436      4,405,808
                                                            ================= ================ ================ ==============









     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)

                                                                                           Accumulated
                                           Number                    Additional    Stock      Comp.                      Total
                                             of    Preferred  Common  Paid-in      Subs.      Income     Accumulated  Stockholders'
                                           Shares     Stock    Stock   Capital  Receivable    (Loss)       Deficit       Equity
                                       ----------- --------- ------- ---------- ---------- ------------ ------------ -------------
BEGINNING BALANCE,
February 29, 2000                        2,050,000 $       0 $   205 $   59,895 $        0 $          0 $    (11,541)$      48,559

 April 2000 - accrued expenses              13,500         0       1      3,384          0            0            0         3,385
 May 2000 - common stock contributed    (1,000,000)        0    (100)       100          0            0            0             0
 May 2000 - 16 for 1 forward split      15,952,500         0   1,596     (1,596)         0            0            0             0
 May 2000 - reverse merger              23,100,000         0   2,310    229,833          0            0      (39,033)      193,110
 May 2000 - services                     1,900,000         0     190          0          0            0            0           190
 May 2000 - stock subscription
        receivable                         150,000         0      15    149,985   (150,000)           0            0             0
 June 2000 - stock subscriptions
        received                                 0         0       0          0    150,000            0            0       150,000
 June 2000 - services                      200,000         0      20    199,980          0            0            0       200,000
 July 2000 - minority interest
        of subsidiary                    5,000,000         0     500     56,210          0            0            0        56,710
 October 2000 - services                   990,000         0      99    232,551          0            0            0       232,650
 Other comprehensive income (loss)               0         0       0          0          0      (11,638)           0       (11,638)

Net loss                                         0         0       0          0          0            0     (864,247)     (864,247)
                                       ----------- --------- ------- ---------- ---------- ------------ ------------ -------------

BALANCE, February 28, 2001              48,356,000         0   4,836    930,342          0      (11,638)    (914,821)        8,719

 March 2001 - 1 for 10 reverse split   (43,520,399)        0  (4,352)     4,352          0            0            0             0
 Shares issued for cash                    226,426         0      23    280,129          0            0            0       280,152
 Shares issued for services                 24,969         0       2     27,091          0            0            0        27,093
 Other comprehensive income (loss)               0         0       0          0          0       (7,688)           0        (7,688)

Net loss                                         0         0       0          0          0            0     (473,928)     (473,928)
                                       ----------- --------- ------- ---------- ---------- ------------ ------------ -------------

BALANCE, February 28, 2002               5,086,996         0     509  1,241,914          0      (19,326)  (1,388,749)     (165,652)

 Shares issued for cash                     10,858         0       1     33,119          0            0            0        33,120
 April 2002 - 1 for 10 reverse split    (4,581,795)        0    (458)       458          0            0            0             0
 Shares issued to pay accrued expenses   1,080,000         0     108    134,892          0            0            0       135,000
 Shares issued to settle short-term
        debt                               864,000         0      86    107,914          0            0            0       108,000
 Shares issued for stock subscriptions
        received                           800,000         0      80     99,920   (100,000)           0            0             0
 Shares issued for services              1,969,784         0     197    984,695          0            0            0       984,892
 Stock subscription received                     0         0       0          0    100,000            0            0       100,000
 Shares issued for cash                     32,685         0       3    114,397          0            0            0       114,400
 Other comprehensive income (loss)               0         0       0          0          0       (2,609)           0        (2,609)
Net loss                                         0         0       0          0          0            0   (1,305,971)   (1,305,971)
                                       ----------- --------- ------- ---------- ---------- ------------ ------------ -------------

ENDING BALANCE, February 28, 2003        5,262,528         0     526  2,717,309          0      (21,935)  (2,694,720)        1,180
 Shares issued for cash                     44,300         0       5    155,045          0            0            0       155,050
 Other comprehensive income (loss)               0         0       0          0          0      (30,365)           0       (30,365)
Net loss                                         0         0       0          0          0            0     (433,373)     (433,373)
                                       ----------- --------- ------- ---------- ---------- ------------ ------------ -------------
ENDING BALANCE, November 30, 2003,
(unaudited)                              5,306,828 $       0 $   531 $2,872,354 $        0 $    (52,300)$ (3,128,093)$    (307,508)
                                       =========== ========= ======= ========== ========== ============ ============ =============

     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                      Consolidated Statements of Cash Flows
                         Nine Months Ended November 30,
                                   (Unaudited)



                                                                      2003                        2002
                                                            -------------------------    -----------------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                    $                (433,373)   $            (1,214,930)
Adjustments to reconcile net loss to net cash used
for development activities:
   Stock issued for services                                                        0                    984,892
   Depreciation                                                                 4,301                      5,099
   Bad debt expense                                                                 0                     30,000
   Gain on debt forgiveness                                                         0                    (34,264)
   Loss on fixed asset abandonment                                                  0                        687
Change in assets and liabilities:
   (Increase) decrease in accounts receivable                                  (3,082)                     2,274
   (Increase) decrease in prepaid expenses                                          0                          0
   (Increase) decrease in deposits                                                  0                          0
   Increase (decrease) in accounts payable                                      1,147                          0
   Increase (decrease) in accrued expenses                                    160,637                    168,968
   Increase (decrease) in VAT payable                                               0                          0
                                                            -------------------------    -----------------------

Net cash used by development activities                                      (270,370)                   (57,274)
                                                            -------------------------    -----------------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                               0                          0
                                                            -------------------------    -----------------------

Net cash used by investing activities                                               0                          0
                                                            -------------------------    -----------------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Cash acquired in reverse merger                                                  0                          0
   Proceeds from short-term loans                                                   0                          0
   Repayment of short-term loan                                                     0                          0
   Stock sold for cash                                                        155,050                     33,120
   Receipt of stock subscriptions                                                   0                     50,000
   Repayment of bank overdraft                                                      0                    (16,575)
                                                            -------------------------    -----------------------

Net cash provided by financing activities                                     155,050                     66,545
                                                            -------------------------    -----------------------

Effect of exchange rates on cash                                                5,325                     10,576
                                                            -------------------------    -----------------------

Net increase (decrease) in cash                                              (109,995)                    19,847

CASH, beginning of period                                                     116,412                      1,382
                                                            -------------------------    -----------------------

CASH, end of period                                         $                   6,417    $                21,229
                                                            =========================    =======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Non-Cash Financing Activities:
    Common stock issued to pay accrued expenses             $                       0    $               135,000
                                                            =========================    =======================
    Common stock issued to settle short-term debt           $                       0    $               108,000
                                                            =========================    =======================
    Common stock issued for stock subscriptions receivable  $                       0    $               100,000
                                                            =========================    =======================

     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                   Notes to Consolidated Financial Statements
               (Information with respect to the nine months ended
                    November 30, 2003 and 2002 is unaudited)

(1)  Summary of Significant Accounting Principles
     The Company Poseidis, Inc. is a Florida chartered corporation which conducts business from its headquarters in West Palm Beach, Florida. The Company was incorporated on June 10, 1998. On May 4, 2000, the Company changed its name to BillyWeb Corp. and on August 28, 2002, to Poseidis, Inc.The Company's operations have been to secure a "source" of natural mineral water in France, and negotiating with several entities to construct a bottling plant.

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

                                 Poseidis, Inc.
                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Principles (continued)
     e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $4,340 and $5,099 for the nine months ended November 30, 2003 and 2002, respectively.

     f)  Foreign  currency   transaction  and  translation  gains  (losses)  The
     principal   operations  of  the  Company  are  located  in  France.   On  a
     consolidated basis the Company's reporting currency is the US Dollar.

     h) Interim financial information The financial statements for the nine months ended November 30, 2003 and 2002 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

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

                                 Poseidis, Inc.
                   Notes to Consolidated Financial Statements


(2)  Stockholders' Equity (continued)
     In April 2002, the Company completed a second 1 for 10 reverse split of its common stock. In May 2002, the Company agreed to convert $108,000 of short-term debt into 864,000 shares of common stock, restricted under Rule 144 plus one additional year of restriction. In May 2002, the Company agreed to convert $135,000 of accrued consultant fees into 1,080,000 shares of common stock, restricted under Rule 144 plus one additional year of restriction. In May 2002, the Company issued 1,969,784 shares of unrestricted common stock under an S-8 registration in exchange for services valued at $984,892. In May 2002, the Company received a stock subscription receivable for $100,000 in cash in exchange for 800,000 shares of common stock, restricted under Rule 144 plus one additional year of restriction. In October 2002, the Company sold 6,971 shares of restricted common stock in exchange for $24,375 in cash, or $3.50 per share. In January 2003, the Company sold 25,714 shares of common stock in exchange for $90,000 in cash, or $3.50 per share. In the second quarter the Company sold 44,300 shares of restricted common stock in exchange for $155,050 in cash, or $3.50 per share.

(3)  Income Taxes
     Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $3,128,100, expiring $433,400, $1,306,000, $474,000, $864,300 and $50,700 at February 28, 2024, 2023,
     2022, 2021 and 2020, respectively. The amount recorded as deferred tax asset as of November 30, 2003 is $1,250,000, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4)  Going Concern
     As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $3,128,100 for the period from June 10, 1998 (Inception) through November 30, 2003. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In April 2002, the Company recognized that its plan was not progressing as it had hoped. The Company elected to lay off virtually all of its employees, and pare expenses as dramatically as possible. It then was able to convert its short-term debt and accrued consulting fees into restricted common stock. It raised an additional $370,000 in cash which, with its accounts receivable, when collected, will cover its expenses for approximately 12 months.

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

In November 2003, the Company issued 36,465 shares of its restricted common stock to ten (10) persons. For such issuance, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder ("Rule 506"). All recipients were French or Swiss residents and therefore no state exemption from registration was required.

In December 2003, the Company issued 5,610 shares of its restricted common stock to three (3) persons for services rendered to the Company. For such issuance, the Company relied upon Section 4(2) of the Act and Rule 506. All recipients were either French or Dutch residents and therefore no state exemption from registration was required.

In January 2004, the Company issued 18,075 shares of its restricted common stock to six (6) persons for services rendered to the Company by Maxence, SA. For such issuance, the Company relied upon Section 4(2) of the Act and Rule 506. All recipients were French residents and Maxence, SA is located in Switzerland and therefore no state exemption from registration was required.

Results of Operations For the Three and Nine Months Ended November 30, 2003 and 2002

Financial Condition, Capital Resources and Liquidity

For the three months ended November 30, 2003 and 2002 the Company recorded revenues of $0 and $906 respectively. For the nine months ended November 30, 2003 and 2002, the Company recorded revenues of $0 and $59,179 respectively. The Company has no ongoing business generating revenues.

For the three months ended November 30, 2003 and 2002 the Company paid consulting fees of $112,460 and $43,432 respectively. For the nine months ended November 30, 2003 and 2002, the Company paid consulting fees of $222,230 and $1,115,803 respectively.

For the three months ended November 30, 2003 and 2002 the Company had professional fees in the amount of $869 and $7,530. For the nine months ended November 30, 2003 and 2002, the Company had professional fees in the amount of $121,852 and $91,468 respectively.

For the three months ended November 30, 2003 and 2002 the Company had, on a consolidated basis, general and administrative expenses of $18,521 and $17,224 respectively. For the nine months ended November 30, 2003 and 2002, the Company had, on a consolidated basis, general and administrative expenses of $84,822 and $57,422 respectively.

For the three months ended November 30, 2003 and 2002 the Company had, on a consolidated basis, total operating expenses of $133,303 and $99,907 respectively. For the nine months ended November 30, 2003 and 2002 the Company had, on a consolidated basis, total operating expenses of $433,244 and $1,304,894 respectively.

Net Losses

For the three months ended November 30, 2003 and 2002, the Company reported a net loss from operations of $133,303 and $99,001 respectively. For the nine months ended November 30, 2003 and 2002, the Company reported a net loss from operations of $433,244 and $1,245,715 respectively.

Liquidity/Working Capital

At November 30, 2003, the Company had cash of $6,417 as compared to $116,412 at February 28, 2003. There can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

The ability of the Company to continue as a going concern is dependent upon its ability to deliver on its commitment to its business plan. The Company is currently negotiating with several accredited investors for a potential cash investment.

Net Operating Loss Carry-forwards

The Company has net operating loss carry-forwards of approximately $3,128,100 expiring $433,400, $1,306,000, $474,000, $864,300 and $50,700 at February 28,
2024,  2023,  2022,  2021 and 2020,  respectively.  The Company has a $1,250,000 deferred tax asset resulting from the loss carry-forwards, for which it has established a one hundred percent (100%) valuation allowance. The Company may not be able to utilize such carry-forwards as the Company has no history of profitable operations.

Employees

At November 30, 2003, the Company had no (0) employees. The Company anticipates that it will rely greatly on the management skills of its officers Louis Pardo and Ludovic Payage.

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

10.3       [4]  Contract for Trading Content with Eurekan Multimedia, SA.

10.4       [4]  Contract for Trading Content with Quelm.

10.5       [5]  Lease  of  real  property  and   exploitation   rights   between
                Christian Bertheir and Poseidis SAS dated April 10, 2003.

10.6       [5]  Sale of real  property  from  Jacques  Annet  Paul  to  Poseidis
                SAS dated March 26, 2003.

31.1        *   Section 302 Certification by  Chief  Executive Officer and Chief
                Financial Officer.

32.1        *   Sarbanes-Oxley  Certification  by  Chief  Executive  Officer and
                Chief Financial Officer.
----------------
            *  Filed herewith.

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

                                 Poseidis, Inc.
                                  (Registrant)



Date: January 14, 2004      By:/s/ Louis Pardau Dit Pardo
                            -------------------------------------------------
                            Louis Pardau Dit Pardo, President and Director

                            By:/s/ Ludovic Payage
                            -------------------------------------------------
                            Ludovic Payage, Secretary, Treasurer and Director

                            By:/s/ Norbert Etienne
                            -------------------------------------------------
                            Norbert Etienne, Director