Form 10KSB
period 2004-02-29
POSEIDIS INC
filed 2004-06-11
CIK 1088399

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

For the fiscal year ended: February 29, 2004

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

Issuer's revenues for its 2004 fiscal year were $0.

Of the 5,393,033 shares of voting common of the registrant issued and outstanding as of February 29, 2004, non-affiliates owned 2,938,032 shares. The aggregate market value of the voting and non-voting common equity held by
non-affiliates  as of February 29, 2004 was   $4,906,513.

                                TABLE OF CONTENTS

PART I     ....................................................................4
  Item 1.    Description of Business...........................................4
  Item 2.    Description of Property..........................................11
  Item 3.    Legal Proceedings................................................11
  Item 4.    Submission of Matters to a Vote of Security Holders..............11

PART II    ...................................................................12
  Item 5.    Market Price of and Dividends on the Registrant's Common
             Equity and Other Shareholder Matters.............................12
  Item 6.    Management's Discussion and Analysis.............................12
  Item 7.    Financial Statements.............................................15
  Item 8.    Changes In and Disagreements With Accountants on Accounting and
             Financial Disclosure.............................................15

PART F/S   ..................................................................F-1

PART III   ...................................................................16
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

In January 2004, the Company issued 17,465 shares of its restricted common stock to seven (7) persons for a total of $65,493. For such issuance, the Company relied upon Section 4(2) of the Act and Rule 506. All recipients were French residents and therefore no state exemption from registration was required.

In February 2004, the Company issued 8,795 shares of its restricted common stock To two (2) persons for a total of $32,981. For such issuance, the Company relied upon Section 4(2) of the Act and Rule 506. All recipients were French residents and therefore no state exemption from registration was required.

On March 31, 2004, the Company completed an eight for one (8:1) forward split of its common stock.

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

Employees and Consultants

At February 29, 2004, the Company had no (0) employees. The Company anticipates that it will rely greatly on the management skills of its officers Louis Pardo and Ludovic Payage.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The forward split of the Company's common stock conducted on March 31, 2004 was approved by consent of a majority of the Company's shareholders.

                                     PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters.

The common stock of the Company is currently quoted on the Over the Counter Bulletin Board under the symbol "PSED" and has been since March 31, 2004. Prior to that, it was quoted on the Over the Counter Bulletin Board under the symbol "PSDS" since September 5, 2002. Prior to that time, it was quoted on the Over the Counter Bulletin Board under the symbol "BLYW" and was since May 10, 2002. Prior to that time, it was quoted on the Over the Counter Bulletin Board under the symbol "BLLY" and was since January 24, 2002. Prior to that time, it was quoted on the Over the Counter Bulletin Board under the symbol "BLWB" and was since April 2, 2001. Prior to that time, it was quoted on the Over the Counter Bulletin Board under the symbol EZTK since it commenced trading on May 11, 2000. The ask/high and bid/low information for each fiscal quarter since are as follows:

Quarter                  Ask/High    Bid/Low
----------------------  ---------  -----------
05/11/2000-05/31/2000     4.50        1.31
06/01/2000-08/31/2000     1.50        0.56
09/01/2000-11/30/2000     1.25        0.21
12/01/2000-02/28/2001     0.28        0.08
03/01/2001-05/31/2001    15.00        0.11  *1:10 reverse stock split 04/02/2001
06/01/2001-08/31/2001    20.00        8.50
09/01/2001-11/30/2001    28.00       11.00
12/01/2001-02/28/2002    48.00       20.00
03/01/2002-05/31/2002    47.00        0.50  *1:10 reverse stock split 04/17/2002
06/01/2002-08/31/2002     5.00        4.00
09/01/2002-11/30/2002     4.95        3.95
12/01/2002-02/28/2003     4.95        4.30
03/01/2003-05/31/2003     5.27        4.70
06/01/2003-08/31/2003     6.00        5.00
09/01/2003-11/30/2003     6.25        5.00
12/01/2003-02/29/2004     6.20        4.80
03/01/2004-05/31/2004     0.74        2.60  * 8:1 forward stock split 3/31/2004

* Prices for the periods preceding 06/01/2002 are adjusted to reflect stock splits.

Shareholders

The approximate number of holders of record of common equity is 255 as of April 20, 2004.

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

(c) Results of Operations For the Years Ended February 29, 2004 and February 28, 2003

Financial Condition, Capital Resources and Liquidity

For the twelve months ending February 29, 2004 and February 28, 2003 the Company recorded revenues of $0 and $60,652 respectively. For the twelve months ending February 29, 2004 and February 29, 2004 the Company had consulting fee expenses of $347,998 and $1,163,574 respectively.

For the twelve months ending February 29, 2004 and February 28, 2003, the Company had, on a consolidated basis, general and administrative expenses of $300,443 and $97,112, respectively.

For the twelve months ending February 29, 2004 and February 28, 2003, the Company had on a consolidated basis total operating expenses of $793,381 and $1,410,901.

Net Losses

For the twelve months ending February 29, 2004 and February 28, 2003, the Company reported a net loss from operations excluding currency translation of $793,520 and $1,305,971 respectively.

At February 29, 2004, the Company had assets totaling $231,712 and has incurred a cumulative loss of $3,488,344.

Liquidity/Working Capital

There can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

Net Operating Loss Carry-forwards

The Company has net operating loss carry-forwards of approximately $3,488,300 expiring $793,500, $1,308,600, $474,000, $864,300 and $50,700 at February 28,
2024,  2023,  2022,  2021 and 2020,  respectively.  The Company has a $1,395,000 deferred tax asset resulting from the loss carry-forwards, for which it has established a one hundred percent (100%) valuation allowance. The Company may not be able to utilize such carry-forwards as the Company has no history of profitable operations.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report................................................F-2

Consolidated Balance Sheets.................................................F-3

Consolidated Statements of Operations.......................................F-4

Consolidated Statements of Stockholders' Equity.............................F-5

Consolidated Statements of Cash Flows.......................................F-6

Notes to Consolidated Financial Statements..................................F-7

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Poseidis, Inc.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Poseidis, Inc., (the "Company"), as of February 29, 2004 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the two years in the period ended February 29, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Companies Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Poseidis, Inc. as of February 28, 2004 and 2003 and the results of its operations and its cash flows for each of the two years in the period ended February 29, 2004, in conformity with U.S. generally accepted accounting principles.

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




/s/Durland & Company, CPAs, P.A.
Durland & Company, CPAs, P.A.
Palm Beach, Florida
June 9, 2003

                                 Poseidis, Inc.
                           Consolidated Balance Sheets
                         Years Ended February 29 and 28,




                                                                                      2004                   2003
                                                                             ----------------------  --------------------
                                          ASSETS
CURRENT ASSETS
   Cash                                                                      $               30,788  $            116,412
   Accounts receivable                                                                       92,192                91,104
   VAT taxes receivable                                                                      11,983                     0
   Prepaid expenses                                                                               0                     0
                                                                             ----------------------  --------------------
           Total Current Assets                                                             134,963               207,516
                                                                             ----------------------  --------------------

PROPERTY AND EQUIPMENT
   Land deposit                                                                              37,253                     0
   Furniture and fixtures                                                                    18,466                18,466
   Equipment                                                                                 18,339                13,994
                                                                             ----------------------  --------------------

      Subtotal property and equipment                                                        74,058                32,460
      Less: Accumulated depreciation                                                        (20,095)              (13,808)
                                                                             ----------------------  --------------------

            Total Property and Equipment                                                     53,963                18,652
                                                                             ----------------------  --------------------

OTHER ASSETS
   Deposits                                                                                  42,786                     0
                                                                             ----------------------  --------------------

            Total Other Assets                                                               42,786                     0
                                                                             ----------------------  --------------------

Total Assets                                                                 $              231,712  $            226,168
                                                                             ======================  ====================

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                          $               28,921  $                  0
   Accrued expenses                                                                         492,493               224,988
   Accrued salaries                                                                           7,314                     0
                                                                             ----------------------  --------------------

            Total Current Liabilities                                                       528,728               224,988
                                                                             ----------------------  --------------------

Total Liabilities                                                                           528,728               224,988
                                                                             ----------------------  --------------------

Minority Interest in Consolidated Subsidiaries                                                    0                     0
                                                                             ----------------------  --------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized 10,000,000
     shares; none issued                                                                          0                     0
   Common stock, $0.0001 par value, authorized 50,000,000 shares;
    5,393,033 and 5,262,528  issued and outstanding, respectively                               539                   526
   Additional paid-in capital                                                             3,206,690             2,717,309
   Accumulated comprehensive income (loss)                                                  (15,901)              (21,935)
   Accumulated deficit                                                                   (3,488,344)           (2,694,720)
                                                                             ----------------------  --------------------

            Total Stockholders' Equity (Deficiency)                                        (297,016)                1,180
                                                                             ----------------------  --------------------

Total Liabilities and Stockholders' Equity (Deficiency)                      $              231,712  $            226,168
                                                                             ======================  ====================



     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                      Consolidated Statements of Operations
                         Years Ended February 29 and 28,


                                                                              2004                   2003
                                                                     ----------------------  --------------------

REVENUES                                                             $                    0  $             60,652
                                                                     ----------------------  --------------------

OPERATING EXPENSES
   General and administrative                                                       300,443                97,112
   Salaries                                                                          12,852                 3,845
   Consulting fees                                                                  347,998             1,163,574
   Depreciation                                                                       6,650                 6,453
   Professional fees                                                                125,438               109,746
   Web site development                                                                   0                   171
   Bad debt expense                                                                       0                30,000
                                                                     ----------------------  --------------------

          Total operating expenses                                                  793,381             1,410,901
                                                                     ----------------------  --------------------

Operating income (loss)                                                            (793,381)           (1,350,249)
                                                                     ----------------------  --------------------

OTHER INCOME (EXPENSE)
   Interest expense                                                                    (140)               (2,592)
   Gain on debt forgiveness                                                               0                35,117
   Loss on fixed asset abandonment                                                        0                  (705)
   Gain on bankruptcy of subsidiary                                                       0                12,721
   Foreign currency transaction gain (loss)                                               1                  (263)
                                                                     ----------------------  --------------------

          Total other income (expense)                                                 (139)               44,278

Net loss before minority interest                                                  (793,520)           (1,305,971)
                                                                     ----------------------  --------------------
Minority interest in consolidated subsidiaries net (income) loss                          0                     0
                                                                     ----------------------  --------------------

Net loss                                                                           (793,520)           (1,305,971)

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain (loss)                                           6,034                (2,609)
                                                                     ----------------------  --------------------

Comprehensive loss                                                   $             (787,486) $         (1,308,580)
                                                                     ======================  ====================

Net loss per weighted average share, basic                           $                (0.15) $              (0.28)
                                                                     ======================  ====================

Weighted average number of shares                                                 5,338,502             4,612,165
                                                                     ======================  ====================









     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)



                                                                                                    Accumulated
                                             Number                         Additional     Stock       Comp.
                                               of        Preferred  Common   Paid-in       Subs.       Income
                                             Shares        Stock    Stock    Capital    Receivable     (Loss)
                                            ----------- ---------- ------- ----------- ----------- -------------

BEGINNING BALANCE,
    February 29, 2000                         2,050,000 $        0 $   205 $    59,895 $         0 $           0

   April 2000 - accrued expenses                 13,500          0       1       3,384           0             0
   May 2000 - common stock contributed       (1,000,000)         0    (100)        100           0             0
   May 2000 - 16 for 1 forward split         15,952,500          0   1,596      (1,596)          0             0
   May 2000 - reverse merger                 23,100,000          0   2,310     229,833           0             0
   May 2000 - services                        1,900,000          0     190           0           0             0
   May 2000 - stock subscription
              receivable                        150,000          0      15     149,985    (150,000)            0
   June 2000 - stock subscriptions
               received                               0          0       0           0     150,000             0
   June 2000 - services                         200,000          0      20     199,980           0             0
   July 2000 - minority interest
               of subsidiary                  5,000,000          0     500      56,210           0             0
   October 2000 - services                      990,000          0      99     232,551           0             0
   Other comprehensive income (loss)                  0          0       0           0           0       (11,638)
   Net loss                                           0          0       0           0           0             0
                                            ----------- ---------- ------- ----------- ----------- -------------

BALANCE, February 28, 2001                   48,356,000          0   4,836     930,342           0       (11,638)

   March 2001 - 1 for 10 reverse split      (43,520,399)         0  (4,352)      4,352           0             0
   Shares issued for cash                       226,426          0      23     280,129           0             0
   Shares issued for services                    24,969          0       2      27,091           0             0
   Other comprehensive income (loss)                  0          0       0           0           0        (7,688)
   Net loss                                           0          0       0           0           0             0
                                            ----------- ---------- ------- ----------- ----------- -------------

BALANCE, February 28, 2002                    5,086,996          0     509   1,241,914           0       (19,326)

   Shares issued for cash                        10,858          0       1      33,119           0             0
   April 2002 - 1 for 10 reverse split       (4,581,795)         0    (458)        458           0             0
   Shares issued to pay accrued expenses      1,080,000          0     108     134,892           0             0
   Shares issued to settle short-term debt      864,000          0      86     107,914           0             0
   Shares issued for stock subscriptions rec    800,000          0      80      99,920    (100,000)            0
   Shares issued for services                 1,969,784          0     197     984,695           0             0
   Stock subscription received                        0          0       0           0     100,000             0
   Shares issued for cash                        32,685          0       3     114,397           0             0
   Other comprehensive income (loss)                  0          0       0           0           0        (2,609)
   Net loss                                           0          0       0           0           0             0
                                            ----------- ---------- ------- ----------- ----------- -------------

BALANCE, February 28, 2003                    5,262,528          0     526   2,717,309           0       (21,935)

   Shares issued for services                    34,316          0       3     128,682           0             0
   Shares issued for cash                        96,189          0      10     360,699           0             0
   Other comprehensive income (loss)                  0          0       0           0           0         6,034
   Net loss                                           0          0       0           0           0             0
                                            ----------- ---------- ------- ----------- ----------- -------------

ENDING BALANCE, February 28, 2003             5,393,033          0 $   539 $ 3,206,690 $         0 $     (15,901)
                                            =========== ========== ======= =========== =========== =============





     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)
                                   (Contined)



                     Total
  Accumulated    Stockholders'
    Deficit          Equity
--------------- ----------------


$       (11,541)$         48,559

              0            3,385
              0                0
              0                0
        (39,033)         193,110
              0              190
              0                0
              0          150,000
              0          200,000
              0           56,710
              0          232,650
              0          (11,638)
       (864,247)        (864,247)
--------------- ----------------

       (914,821)           8,719

              0                0
              0          280,152
              0           27,093
              0           (7,688)
       (473,928)        (473,928)
--------------- ----------------

     (1,388,749)        (165,652)

              0           33,120
              0                0
              0          135,000
              0          108,000
              0                0
              0          984,892
              0          100,000
              0          114,400
              0           (2,609)
     (1,305,971)      (1,305,971)
--------------- ----------------

     (2,694,720)           1,180

              0          128,685
              0          360,709
              0            6,034
       (793,520)        (793,520)
--------------- ----------------

$    (3,488,240)$       (296,912)
=============== ================


     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                      Consolidated Statements of Cash Flows
                         Years Ended February 29 and 28,


                                                                                        2004                   2003
                                                                                --------------------   --------------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                                        $           (793,520)  $         (1,305,971)
Adjustments to reconcile net loss to net cash used for development activities
   Stock issued for services                                                                 128,685                984,892
   Depreciation                                                                                6,650                  6,453
   Debt forgiveness                                                                                0                (35,117)
   Gain on bankruptcy of subsidiary                                                                0                (12,721)
   Bad debt expense                                                                                0                 30,000
   Loss on fixed asset abandonment                                                                 0                    705
   Minority interest in consolidated subsidiary income (loss)                                      0                      0
Change in assets and liabilities
   (Increase) decrease in accounts receivable                                                 (1,170)                 1,097
   (Increase) decrease in prepaid expenses                                                         0                    398
   (Increase) decrease in deposits                                                           (39,964)                 8,012
   Increase (decrease) in accounts payable                                                    27,163                (15,653)
   Increase (decrease) in accrued expenses                                                   278,579                184,833
   Increase (decrease) in accrued salaries                                                     6,831                      0
   Increase (decrease) in VAT payable/receivable                                             (11,192)                 2,162
                                                                                --------------------   --------------------

Net cash used by development activities                                                     (397,938)              (150,910)
                                                                                --------------------   --------------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Deposit on land                                                                           (34,796)                     0
   Purchase of property and equipment                                                         (4,059)                     0
                                                                                --------------------   --------------------

Net cash used by investing activities                                                        (38,855)                     0
                                                                                --------------------   --------------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from short-term loan                                                                   0                      0
   Repayment of short-term loan                                                                    0                      0
   Stock sold for cash                                                                       360,709                147,520
   Receipt of stock subscriptions                                                                  0                100,000
   Increase (decrease) of bank overdraft                                                           0                      0
                                                                                --------------------   --------------------

Net cash provided by financing activities                                                    360,709                247,520
                                                                                --------------------   --------------------

Effect of exchange rates on cash                                                              (9,540)                18,420
                                                                                --------------------   --------------------

Net increase (decrease) in cash                                                              (85,624)               115,030

CASH, beginning of period                                                                    116,412                  1,382
                                                                                --------------------   --------------------

CASH, end of period                                                             $             30,788   $            116,412
                                                                                ====================   ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Non-Cash Financing Activities:
     Common stock issued to pay accrued expenses                                $                  0   $            135,000
                                                                                ====================   ====================
     Common stock issued to settle short-term debt                              $                  0   $            108,000
                                                                                ====================   ====================




     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Principles
     The Company Poseidis, Inc. is a Florida chartered corporation which conducts business from its headquarters in West Palm Beach, Florida. The Company was incorporated on June 10, 1998. On May 4, 2000, the Company changed its name to BillyWeb Corp. and, on August 28, 2002, to Poseidis, Inc. The Company's operations are securing a source of natural mineral water in France, and negotiating with entities to build a bottling facility.

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

     In October 2000, the Company formed a subsidiary under the laws of France, SARL BillyWeb. The Company owns 99% and a French citizen holds the remaining 1%, pursuant to French law. In December 2002, the Company placed SARL Billyweb in bankruptcy under French law and recorded a gain of $12,700 as a result.

     On March 18, 2003, the Company formed a subsidiary under the laws of France, Poseidis, SAS. The Company owns 99% and a French citizen holds the remaining 1%, pursuant to French law.

     c) Principles of consolidation The consolidated financial statements include the accounts of Poseidis, Inc. and its subsidiaries. Inter-company balances and transactions have been eliminated.

     d) Net loss per share Basic is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

     e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $6,650 and $6,453 for the years ended February 29 and 28, 2004 and 2003, respectively.

     f) Foreign currency transaction and translation gains (losses) The principal operating entity of the Company is its subsidiary, Poseidis, SAS, which is located in France. The functional currency of Poseidis, SAS, as well as on a consolidated basis, is the Euro. On a consolidated basis, the Company's reporting currency is the US Dollar. The Company translated the income statement items using the average exchange rate for the period and balance sheet items using the end of period exchange rate, except for equity items, which are translated at historical rates, in accordance with SFAS 52.

                                 Poseidis, Inc.
                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Principles (Continued)

     g) Cash and equivalents The company considers investments with an initial maturity of three months or less as cash equivalents.

     h) VAT tax receivable In France, as in many other countries, the government charges a Value Added Tax, (VAT), that is similar in nature to sales tax in the US. There are three major differences. First is that VAT is charged at each point of sale. Second is that there are no exemptions from the collection of VAT. Finally, each company files a VAT return with the government monthly reflecting the gross VAT collected and VAT paid. If the VAT paid is greater than the amount collected, the Company receives a refund from the government approximately five months later.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 5,393,033 and no shares of common and preferred stock, respectively, issued and outstanding at February 29, 2004.

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

     In April 2002, the Company completed a second 1 for 10 reverse split of its common stock. In May 2002, the Company agreed to convert $108,000 of short-term debt into 864,000 shares of common stock, restricted under Rule 144 plus one additional year of restriction. In May 2002, the Company agreed to convert $135,000 of accrued consultant fees into 1,080,000 shares of common stock, restricted under Rule 144 plus one additional year of restriction. In May 2002, the Company issued 1,969,784 shares of unrestricted common stock under an S-8 registration in exchange for services valued at $984,892. In May 2002, the Company received a stock subscription receivable for $100,000 in cash in exchange for 800,000 shares of common stock, restricted under Rule 144 plus one additional year of restriction. In October 2002, the Company sold 6,971 shares of restricted common stock in exchange for $24,375 in cash, or $3.50 per share. In January 2003, the Company sold 25,714

                                 Poseidis, Inc.
                   Notes to Consolidated Financial Statements

(2) Stockholders' Equity, continued shares of common stock in exchange for $90,000 in cash, or $3.50 per share.

     In fiscal 2004, the Company sold 96,189 shares of common stock in exchange for $360,709 in cash, or $3.75 per share. In fiscal 2004, the Company also issued 34,316 shares of restricted common stock for services, valued at $128,685, or $3.75 per share.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $3,488,200, expiring $793,500, $1,308,600, $474,000, $864,300 and $50,700 at February 28, 2024,
     2023, 2022, 2021 and 2020, respectively. The amount recorded as deferred tax assets as of February 29, 2004 is $1,395,000, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4) Going Concern As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $3,488,200 for the period from June 10, 1998 (Inception) through February 29, 2004. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     In April 2002, the Company recognized that its plan was not progressing as it had hoped. The Company elected to lay off virtually all of its employees, and pare expenses as dramatically as possible. It then was able to convert its short-term debt and accrued consulting fees into restricted common stock. The Company is in the process of raising additional funds in Europe, intended to carry its operations through fiscal 2005.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

Set forth below are the names, ages, positions with the Company and business experiences of the executive officers and directors of the Company.

Name                     Age      Position(s) with Company
-----                    ---      ------------------------
Louis Pardau dit Pardo   35       President and Director

Ludovic Payage           34       Secretary, Treasurer and Director

Norbert Etienne          37       Director
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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of common stock and other equity securities of the Company on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than ten percent (10%) shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, all of the Company's executive officers, directors and greater than ten percent (10%) beneficial owners of its common stock have complied with Section 16(a) filing requirements applicable to them during the Company's fiscal year ended February 29, 2004.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of February 29, 2004, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

                                            Amount
Name and Address of                      Beneficially     Percent of
Beneficial Owner                            Owned          Class (1)
---------------------------              ------------     ---------
Louis Pardau Dit Pardo                     1,464,000         27.2%
222 Lakeview Ave., PMB 160
West Palm Beach, FL 33401

Ludovic Payage
222 Lakeview Ave., PMB160                          0            0%
West Palm Beach, FL 33401

Norbert Etienne
222 Lakeview Ave., PMB160                          0            0%
West Palm Beach, FL 33401

All Executive Officers, Directors          1,464,000         27.2%
---------------------------------
DMI Joaillerie Paris                        800,000          14.8%
95 Rue La Boetie
75008 Paris
France

Item 12. Certain Relationships and Related Transactions.

None.

Item 13. Exhibits and Reports on Form 8-K.

Subsequent to the Company's February 29, 2000 year end it abandoned its original business plan and executed a Share Exchange Agreement and Reorganization. This resulted in the change of control of the Company. The Company filed an 8-K with the Securities and Exchange Commission on May 15th, 2000 and on July 10, 2000 an amended 8-K with complete financials was filed with the SEC. No Reports on Form 8-K were filed during the year ended February 29, 2004.


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

*    Filed herewith

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

                                 Poseidis, Inc.
                           --------------------------
                                  (Registrant)

Date:  June 10, 2004        By: /s/ Louis Pardau dit Pardo
                            ---------------------------------------
                            Louis Pardau dit Pardo, President and Director

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

Signature                         Title                       Date

/s/ Louis Pardau dit Pardo
--------------------------
Louis Pardau dit Pardo      President and Director              June 10, 2004

/s/ Ludovic Payage
--------------------------
Ludovic Payage              Secretary, Treasurer and Director   June 10, 2004

/s/ Norbert Etienne
--------------------------
Norbert Etienne             Director                            June 10, 2004