Form 10QSB
period 2004-05-31
POSEIDIS INC
filed 2004-07-20
CIK 1088399

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended:  May 31, 2004

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

                Yes [X] No [_]



     There were 45,080,687 shares of voting common stock of the registrant issued and outstanding as of May 31, 2004.

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

Consolidated Statements of Operations and Comprehensive Income (Loss)........F-3

Consolidated Statements of Stockholders' Equity (Deficiency).................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                                 Poseidis, Inc.
                           Consolidated Balance Sheets

                                                               May 31,       February 29,
                                                                2004            2004
                                                            --------------   -------------
                                                              (unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash                                                     $       69,676   $      30,788
   Accounts receivable                                              92,192          92,192
   VAT taxes receivable                                             11,916          11,983
   Prepaid expenses                                                      0               0
                                                            --------------   -------------

     Total Current Assets                                          173,784         134,963
                                                            --------------   -------------

PROPERTY AND EQUIPMENT
   Land deposit                                                     36,738          37,253
   Furniture and fixtures                                           20,973          18,466
   Equipment                                                        20,179          18,339
                                                            --------------   -------------

      Subtotal property and equipment                               77,890          74,058
      Less: Accumulated depreciation                               (24,517)        (20,095)
                                                            --------------   -------------

            Total Property and Equipment                            53,373          53,963
                                                            --------------   -------------

OTHER ASSETS
   Deposits                                                         39,712          42,786
                                                            --------------   -------------

            Total Other Assets                                      39,712          42,786
                                                            --------------   -------------

Total Assets                                                $      266,869   $     231,712
                                                            ==============   =============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                         $       28,583   $      28,921
   Accrued expenses                                                598,884         492,493
 Accrued salaries                                                    8,751           7,314
                                                            --------------   -------------

     Total Current Liabilities                                     636,218         528,728
                                                            --------------   -------------

Total Liabilities                                                  636,218         528,728
                                                            --------------   -------------

Minority Interest in Consolidated Subsidiaries                           0               0
                                                            --------------   -------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $0.0001 par value, authorized 10,000,000
    shares; none issued                                                  0               0
 Common stock, $0.0001 par value, authorized 50,000,000
    shares; 44,960,532 and 5,393,033 issued and outstanding,         4,496             539
  Additional paid in capital                                     5,473,067       3,206,690
  Accumulated comprehensive income (loss)                          (10,989)        (15,901)
  Stock subscriptions receivable                                         0               0
  Accumulated deficit                                           (5,835,923)     (3,488,344)
                                                            --------------   -------------

     Total Stockholders' Equity (Deficiency)                      (369,349)       (297,016)
                                                            --------------   -------------

Total Liabilities and Stockholders' Equity (Deficiency)     $      266,869   $     231,712
                                                            ==============   =============



     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                      Consolidated Statements of Operations
                           Three Months Ended May 31,
                                   (Unaudited)


                                                                     2004              2003
                                                               ---------------- ------------------

REVENUES                                                       $              0 $                0
                                                               ---------------- ------------------

EXPENSES
   General and administrative                                           128,408             34,728
   Officer salaries                                                       5,262                  0
   Other salaries                                                             0                  0
   Consulting fees                                                    2,209,618             57,720
   Depreciation                                                           4,328              1,451
   Professional fees                                                          0             90,722
   Web site development                                                       0                  0
                                                               ---------------- ------------------

       Total operating expenses                                       2,347,616            184,621
                                                               ---------------- ------------------

Operating income (loss)                                              (2,347,616)          (184,621)

OTHER INCOME (EXPENSE)
   Interest income                                                           37                  0
   Foreign currency transaction gain (loss)                                   0                  0
                                                               ---------------- ------------------

        Total other income (expense                                          37                  0
                                                               ---------------- ------------------

Net loss before minority interest                                    (2,347,579)          (184,621)
Minority interest in consolidated subsidiaries
        net (income) loss                                                     0                  0

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain (loss)                               4,912            106,799
                                                               ---------------- ------------------




Comprehensive loss                                             $     (2,342,667)$          (77,822)
                                                               ================ ==================
Net loss per weighted average share, basic                     $          (0.05)$            (0.04)
                                                               ================ ==================
Weighted average number of shares                                    44,945,222          5,262,528
                                                               ================ ==================










     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)


                                                   Number                               Additional       Stock
                                                     of        Preferred     Common      Paid-in         Subs.
                                                   Shares        Stock       Stock       Capital      Receivable
                                               -------------- ------------ ---------- -------------- -------------
BEGINNING BALANCE, Feb 29, 2000                     2,050,000 $          0 $      205 $       59,895 $           0

   April 2000 - accrued expenses                       13,500            0          1          3,384             0
   May 2000 - common stock contributed             (1,000,000)           0       (100)           100             0
   May 2000 - 16 for 1 forward split               15,952,500            0      1,596         (1,596)            0
   May 2000 - reverse merger                       23,100,000            0      2,310        229,833             0
   May 2000 - services                              1,900,000            0        190              0             0
   May 2000 - stock subscription receivable           150,000            0         15        149,985      (150,000)
   June 2000 - stock subscriptions received                 0            0          0              0       150,000
   June 2000 - services                               200,000            0         20        199,980             0
   July 2000 - minority interest of subsidiary      5,000,000            0        500         56,210             0
   October 2000 - services                            990,000            0         99        232,551             0
   Other comprehensive income (loss)                        0            0          0              0             0
Net loss                                                    0            0          0              0             0
                                               -------------- ------------ ---------- -------------- -------------
BALANCE, February 28, 2001                         48,356,000            0      4,836        930,342             0
   March 2001 - 1 for 10 reverse split            (43,520,399)           0     (4,352)         4,352             0
   Shares issued for cash                             226,426            0         23        280,129             0
   Shares issued for services                          24,969            0          2         27,091             0
   Other comprehensive income (loss)                        0            0          0              0             0
Net loss                                                    0            0          0              0             0
                                               -------------- ------------ ---------- -------------- -------------
BALANCE, February 28, 2002                          5,086,996            0        509      1,241,914             0
   Shares issued for cash                              10,858            0          1         33,119             0
   April 2002 - 1 for 10 reverse split             (4,581,795)           0       (458)           458             0
   Shares issued to pay accrued expenses            1,080,000            0        108        134,892             0
   Shares issued to settle short-term debt            864,000            0         86        107,914             0
   Shares issued for stock subscriptions rec.         800,000            0         80         99,920      (100,000)
   Shares issued for services                       1,969,784            0        197        984,695             0
   Stock subscription received                              0            0          0              0       100,000
   Shares issued for cash                              32,685            0          3        114,397             0
   Other comprehensive income (loss)                        0            0          0              0             0
Net loss                                                    0            0          0              0             0
                                               -------------- ------------ ---------- -------------- -------------
ENDING BALANCE, February 28, 2003                   5,262,528            0        526      2,717,309             0
   Shares issued for services                          34,316            0          3        128,682             0
   Shares issued for cash                              96,189            0         10        360,699             0
   Other comprehensive income (loss)                        0            0          0              0             0
Net loss                                                    0            0          0              0             0
                                               -------------- ------------ ---------- -------------- -------------
ENDING BALANCE, February 29, 2004                   5,393,033            0        539      3,206,690             0
    Forward split - 8 for 1                        37,751,231            0      3,775         (3,775)            0
   Shares issued for services                       1,721,043            0        172      2,153,631             0
   Shares issued for cash                              93,225            0          9        116,522             0
   Other comprehensive income (loss)                        0            0          0              0             0
Net loss                                                    0            0          0              0             0
                                               -------------- ------------ ---------- -------------- -------------
ENDING BALANCE, May 31, 2004,
(unaudited)                                        44,958,532 $          0 $    4,496 $    5,473,068 $           0
                                               ============== ============ ========== ============== =============




     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)
                                  (continued)

  Accumulated
     Comp.                            Total
     Income        Accumulated    Stockholders'
     (Loss)          Deficit          Equity
---------------- --------------- ----------------
$              0 $       (11,541)$         48,559

               0               0            3,385
               0               0                0
               0               0                0
               0         (39,033)         193,110
               0               0              190
               0               0                0
               0               0          150,000
               0               0          200,000
               0               0           56,710
               0               0          232,650
         (11,638)              0          (11,638)
               0        (864,247)        (864,247)
---------------- --------------- ----------------
         (11,638)       (914,821)           8,719
               0               0                0
               0               0          280,152
               0               0           27,093
          (7,688)              0           (7,688)
               0        (473,928)        (473,928)
---------------- --------------- ----------------
         (19,326)     (1,388,749)        (165,652)
               0               0           33,120
               0               0                0
               0               0          135,000
               0               0          108,000
               0               0                0
               0               0          984,892
               0               0          100,000
               0               0          114,400
          (2,609)              0           (2,609)
               0      (1,305,971)      (1,305,971)
---------------- --------------- ----------------
         (21,935)     (2,694,720)           1,180
               0               0          128,685
               0               0          360,709
           6,034               0            6,034
               0        (793,520)        (793,520)
---------------- --------------- ----------------
         (15,901)     (3,488,240)        (296,912)
               0               0                0
               0               0        2,153,803
               0               0          116,531
           4,912               0            4,912
               0      (2,347,579)      (2,347,579)
---------------- --------------- ----------------

$        (10,989)$    (5,835,819)$       (369,244)
================ =============== ================


     The accompanying notes are an integral part of the financial statements


                                                                            F-4a

                                 Poseidis, Inc.
                      Consolidated Statements of Cash Flows
                           Three Months Ended May 31,
                                   (Unaudited)



                                                                                2004               2003
                                                                        -----------------    ---------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                                $      (2,347,579)   $      (184,621)
Adjustments to reconcile net loss to net cash used for development activities:
   Stock issued for services                                                    2,153,804                  0
   Depreciation                                                                     4,328              1,451
   Minority interest in consolidated subsidiary income (loss)                           0                  0
Change in assets and liabilities:
   (Increase) decrease in accounts receivable                                           0                  0
   (Increase) decrease in prepaid expenses                                              0                  0
   (Increase) decrease in deposits                                                  2,473                  0
   Increase (decrease) in accounts payable                                             95                  0
   Increase (decrease) in accrued expenses                                         54,081             81,754
   Increase (decrease) in accrued salaries                                          1,533
   Increase (decrease) in VAT receivable                                              (99)                 0
                                                                        -----------------    ---------------

Net cash used by development activities                                          (131,364)          (101,416)
                                                                        -----------------    ---------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                   0                  0
                                                                        -----------------    ---------------

Net cash used by investing activities                                                   0                  0
                                                                        -----------------    ---------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Cash acquired in reverse merger                                                      0                  0
   Proceeds from short-term loans                                                       0                  0
   Repayment of short-term loan                                                         0                  0
   Stock sold for cash                                                            116,531                  0
   Receipt of stock subscriptions                                                       0                  0
   Increase of bank overdraft                                                           0                  0
                                                                        -----------------    ---------------

Net cash provided by financing activities                                         116,531                  0
                                                                        -----------------    ---------------

Effect of exchange rates on cash                                                   53,721            101,137
                                                                        -----------------    ---------------

Net increase (decrease) in cash                                                    38,888               (279)

CASH, beginning of period                                                          30,788            116,412
                                                                        -----------------    ---------------

CASH, end of period                                                     $          69,676    $       116,133
                                                                        =================    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Non-Cash Financing Activities:
    Common stock issued to pay accrued expenses                         $               0    $             0
                                                                        =================    ===============
    Common stock issued to settle short-term debt                       $               0    $             0
                                                                        =================    ===============
    Common stock issued for stock subscriptions receivable              $               0    $             0
                                                                        =================    ===============



     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                   Notes to Consolidated Financial Statements
                  (Information with respect to the three months
                    ended May 31, 2004 and 2003 is unaudited)

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

                                 Poseidis, Inc.
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Principles
     On March 18, 2003, the Company formed a subsidiary under the laws of France, Poseidis, SAS. The Company owns 99% and a French citizen holds the remaining 1%, pursuant to French law.

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

     h) Interim financial information The financial statements for the three months ended May 31, 2004 and 2003 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 42,166,000 and no shares of common and preferred stock, respectively, issued and outstanding at May 31, 2001. On June 10, 1998, the Company issued 1,000,000 shares to its officers for the value of services rendered in connection with the organization of the Company. In the second quarter of 1998, the Company issued 1,000,000 shares of common stock at $0.01 per share for $10,000 in cash. In the third quarter of 1998, the Company issued 50,000 shares of common stock at $1.00 per share for $50,000 in cash. In April 2000, the Company issued 13,500 shares of unrestricted common stock via an S-8 registration to counsel in settlement of accrued legal fees

                                 Poseidis, Inc.
                   Notes to Consolidated Financial Statements

(2)  Stockholders'  Equity (continued)
     amounting to $3,385. In May 2000, two stockholders and former officers contributed 1,000,000 shares of common stock back to the Company upon their resignations. In May 2000, the Company completed a 16 for 1 forward split of its common stock. In May 2000, the Company issued 23,100,000 shares to acquire BillyWeb Corp., (n/k/a Share Exchange Corp.). In conjunction with this acquisition, the Company issued 1,900,000 shares of common stock to its investment banker for services rendered, valued at $190. In May 2000, the Company issued 150,000 shares of common stock in exchange for a subscription receivable of $150,000 in cash. In June 2000, the Company received the subscription receivable in cash. In June 2000, the Company issued 200,000 shares of common stock in exchange for services valued at $200,000, or $1 per share. In July 2000, the Company issued 5,000,000 shares of common stock in exchange for the 22.7% of Share Exchange Corp. that it did not previously own. In October 2000, the Company issued 990,000 shares of common stock in exchange for services valued at $232,650.

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

     In fiscal 2004, the Company sold 96,189 shares of common stock in exchange for $360,709 in cash, or $3.75 per share. In fiscal 2004, the Company also issued 34,316 shares of restricted common stock for services, valued at $128,685, or $3.75 per share. In fiscal 2005, the Company issued 37,751,231 shares of common stock to effectuate an 8 for 1 forward split. In fiscal 2005, the Company sold 93,225 shares of common stock in exchange for $116,531 in cash, or $1.25 per share. In fiscal 2004, the Company also issued 1,721,043 shares of restricted common stock for services, valued at $2,153,803, or $1.25 per share.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $5,835,900, expiring $2,347,600, $793,500, $1,306,000, $474,000, $864,300 and $50,700
     at February 28, 2025, 2024, 2023,  2022, 2021 and 2020,  respectively.  The amount recorded as deferred tax asset as of May 31, 2004 is $2,334,400, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

                                 Poseidis, Inc.
                   Notes to Consolidated Financial Statements

(4) Going Concern As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $5,835,900 for the period from June 10, 1998 (Inception) through May 31, 2004. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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


Results of Operations For the Three Months Ended May 31, 2004 and 2003.

Financial Condition, Capital Resources and Liquidity

For the three months ended May 31, 2004 and 2003 the Company recorded revenues of $0 and $0 respectively. The Company has no ongoing business generating revenues.

For the three months ended May 31, 2004 and 2003 the Company paid consulting fees of $2,209,618 and $57,720 respectively.

For the three months ended May 31, 2004 and 2003 the Company had professional fees in the amount of $0 and $90,722.

For the three months ended May 31, 2004 and 2003 the Company had, on a consolidated basis, general and administrative expenses of $128,408 and $34,728 respectively.

For the  three  months  ended  May 31,  2004  and  2003 the  Company  had,  on a
consolidated   basis,  total  operating  expenses  of  $2,347,616  and  $184,621 respectively.

Net Losses

For the three months ended May 31, 2004 and 2003, the Company reported a net loss from operations of $2,347,579 and $184,621 respectively.

Liquidity/Working Capital

At May 31, 2004, the Company had cash of $69,676 as compared to $30,788 at February 28, 2004. There can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

The ability of the Company to continue as a going concern is dependent upon its ability to deliver on its commitment to its business plan. The Company is currently negotiating with several accredited investors for a potential cash investment.

Net Operating Loss Carry-forwards

The Company has net operating loss carry-forwards of approximately $5,835,900 expiring $2,347,600, $793,500, $1,306,000, $474,000, $864,300 and $50,700 at
February 28, 2025, 2024, 2023, 2022, 2021 and 2020, respectively. The Company has a $2,334,400 deferred tax asset resulting from the loss carry-forwards, for which it has established a one hundred percent (100%) valuation allowance. The Company may not be able to utilize such carry-forwards as the Company has no history of profitable operations.

Employees

At May 31, 2004, the Company had one (1) part-time employee. The Company anticipates that it will rely greatly on the management skills of its officers Louis Pardo and Bernard Bouveret.

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

                                     Part II

Item 2. Changes in Securities and Use of Proceeds

During the months of April and May 2004 the Company issued a total of 521,043 shares of restricted, unregistered common stock for services rendered valued at $651,303, and a total of 93,225 shares of restricted, unregistered common stock for cash proceeds in the amount of $116,531 in order to support short-term working capital requirements. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. This transaction did not involve a public offering, was exempt from registration and all such shares were issued to foreign residents and citizens. In addition, in May 2004, the Company issued a total of 1,200,000 shares of its restricted, unregistered common stock for services valued at $1,500,000 to Global Ideas, Inc., a domestic corporation, in order to support short-term working capital requirements. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. This transaction did not involve a public offering and was exempt from registration.


Item 3. Defaults upon Senior Securities

None.


Item 4. Submission of Matters to a Vote of Security Holders

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



Dated:  July 19, 2004

                            By:/s/ Louis Pardau Dit Pardo
                            -------------------------------------------------
                            Louis Pardau Dit Pardo, President and Director