Form 10QSB
period 2004-08-31
POSEIDIS INC
filed 2004-10-21
CIK 1088399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: August 31, 2004

Commission File No.:  0-26329

                                 Poseidis, Inc.
              -----------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                  Florida                                     65-0867538
-------------------------------------       ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification
(of incorporation or organization) No.)


Registrant's telephone number: (561) 832-5696


Securities to be registered under Section 12(b) of the Act:

        Title of each class                         Name of each exchange
                                                  on which registered

               None                                        None
-------------------------------------       ------------------------------------


Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $0.0001 par value per share
                    -----------------------------------------
                                (Title of class)

Copies of Communications Sent to:

                                    Kenneth S. Pollock, Esq.
                                    Newman, Pollock & Klein, LLP
                                    2424 N. Federal Highway
                                    Boca Raton, FL 33431
                                    Tel: (561) 393-6168 - Fax: (561) 391-8856

     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes [X] No [_]




     There were 45,075,592 shares of voting common stock of the registrant issued and outstanding as of August 31, 2004.

                                     PART I

Item 1. Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Balance Sheets..................................................F-2

Consolidated Statements of Operations and Comprehensive Income (Loss)........F-3

Consolidated Statements of Stockholders' Equity (Deficiency).................F-4

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-7

                                 Poseidis, Inc.
                           Consolidated Balance Sheets

                                                                                   August 31,       February 28,
                                                                                      2004              2004
                                                                                ----------------   ---------------
                                                                                  (unaudited)
                                          ASSETS
CURRENT ASSETS
   Cash                                                                         $        107,476   $        30,788
   Accounts receivable                                                                         0            92,192
   VAT taxes receivable                                                                   19,026            11,983
   Prepaid expenses                                                                            0                 0
                                                                                ----------------   ---------------
     Total Current Assets                                                                126,502           134,963
                                                                                ----------------   ---------------
PROPERTY AND EQUIPMENT
   Land deposit                                                                           36,465            37,253
   Leasehold improvements                                                                 22,572                 0
   Furniture and fixtures                                                                 20,743            18,466
   Equipment                                                                              19,972            18,339
                                                                                ----------------   ---------------
      Subtotal property and equipment                                                     99,752            74,058
      Less: Accumulated depreciation                                                     (26,043)          (20,095)
                                                                                ----------------   ---------------
            Total Property and Equipment                                                  73,709            53,963
                                                                                ----------------   ---------------
OTHER ASSETS
   Deposits                                                                               36,954            42,786
                                                                                ----------------   ---------------
            Total Other Assets                                                            36,954            42,786
                                                                                ----------------   ---------------
Total Assets                                                                    $        237,165   $       231,712
                                                                                ================   ===============
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                             $         52,112   $        28,921
   Accrued expenses                                                                      646,641           492,493
   Accrued salaries                                                                        2,392             7,314
   Demand loan from third party                                                           29,009                 0
                                                                                ----------------   ---------------
     Total Current Liabilities                                                           730,154           528,728
                                                                                ----------------   ---------------
Total Liabilities                                                                        730,154           528,728
                                                                                ----------------   ---------------
Minority Interest in Consolidated Subsidiaries                                                 0                 0
                                                                                ----------------   ---------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $0.0001 par value, authorized 10,000,000
    shares; none issued                                                                        0                 0
 Common stock, $0.0001 par value, authorized 50,000,000 shares;
    45,075,592 and 5,393,033 issued and outstanding,                                       4,514               539
  Additional paid in capital                                                           5,700,285         3,206,690
  Accumulated comprehensive income (loss)                                                  1,510           (15,901)
  Stock subscriptions receivable                                                               0                 0
  Accumulated deficit                                                                 (6,199,298)       (3,488,344)
                                                                                ----------------   ---------------
     Total Stockholders' Equity (Deficiency)                                            (492,989)         (297,016)
                                                                                ----------------   ---------------
Total Liabilities and Stockholders' Equity (Deficiency)                         $        237,165   $       231,712
                                                                                ================   ===============


     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                     Three Months Ended                Six Months Ended
                                                         August 31,                       August 31,
                                              --------------------------------- -------------------------------
                                                   2004              2003             2004            2003
                                              ---------------- ---------------- ---------------- --------------
REVENUES                                      $              0 $              0 $              0 $            0
                                              ---------------- ---------------- ---------------- --------------

EXPENSES
   General and administrative                          246,385           31,213          374,793         66,430
   Officer salaries                                      2,363                0            7,625              0
   Other salaries                                            0                0                0              0
   Consulting fees                                     179,162           51,320        2,388,780        109,770
   Depreciation                                          4,257            1,415            8,585          2,887
   Professional fees                                    29,009           29,268           29,009        120,983
   Web site development                                      0                0                0              0
                                              ---------------- ---------------- ---------------- --------------

       Total operating expenses                        461,176          113,216        2,808,792        300,070
                                              ---------------- ---------------- ---------------- --------------

Operating income (loss)                               (461,176)        (113,216)      (2,808,792)      (300,070)

OTHER INCOME (EXPENSE)
   Bad debt expense                                     97,734                0           97,734              0
   Foreign currency transaction gain (loss)                  0                0                0              0
                                              ---------------- ---------------- ---------------- --------------

        Total other income (expense)                    97,734                0           97,734              0
                                              ---------------- ---------------- ---------------- --------------
Net loss before minority interest                     (363,442)        (113,216)      (2,711,058)      (300,070)
Minority interest in consolidated subsidiaries
  net (income) loss                                          0                0                0              0

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain (loss)             12,499         (118,750)          17,411        (11,951)
                                              ---------------- ---------------- ---------------- --------------

Comprehensive loss                            $       (350,943)$       (231,966)$     (2,693,647)$     (312,021)
                                              ================ ================ ================ ==============
Net loss per weighted average share, basic    $          (0.01)$         (0.02) $          (0.06)$       (0.06)
                                              ================ ================ ================ ==============
Weighted average number of shares                   45,075,592        5,284,196       45,107,242      5,273,362
                                              ================ ================ ================ ==============












     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)



                                                Number                       Additional    Stock
                                                  of    Preferred   Common   Paid-in      Subs.
                                                Shares    Stock     Stock    Capital   Receivable
                                            ----------- --------- -------- ----------- ----------
BEGINNING BALANCE, Feb 29, 2000               2,050,000 $       0 $    205 $    59,895 $        0

April 2000 - accrued expenses                    13,500         0        1       3,384          0
May 2000 - common stock contributed          (1,000,000)        0     (100)        100          0
May 2000 - 16 for 1 forward split            15,952,500         0    1,596      (1,596)         0
May 2000 - reverse merger                    23,100,000         0    2,310     229,833          0
May 2000 - services                           1,900,000         0      190           0          0
May 2000 - stock subscription receivable        150,000         0       15     149,985   (150,000)
June 2000 - stock subscriptions received              0         0        0           0    150,000
June 2000 - services                            200,000         0       20     199,980          0
July 2000 - minority interest of subsidiary   5,000,000         0      500      56,210          0
October 2000 - services                         990,000         0       99     232,551          0
Other comprehensive income (loss)                     0         0        0           0          0
Net loss                                              0         0        0           0          0
                                            ----------- --------- -------- ----------- ----------
BALANCE, February 28, 2001                   48,356,000         0    4,836     930,342          0
March 2001 - 1 for 10 reverse split         (43,520,399)        0   (4,352)      4,352          0
Shares issued for cash                          226,426         0       23     280,129          0
Shares issued for services                       24,969         0        2      27,091          0
Other comprehensive income (loss)                     0         0        0           0          0
Net loss                                              0         0        0           0          0
                                            ----------- --------- -------- ----------- ----------
BALANCE, February 28, 2002                    5,086,996         0      509   1,241,914          0
Shares issued for cash                           10,858         0        1      33,119          0
April 2002 - 1 for 10 reverse split          (4,581,795)        0     (458)        458          0
Shares issued to pay accrued expenses         1,080,000         0      108     134,892          0
Shares issued to settle short-term debt         864,000         0       86     107,914          0
Shares issued for stock subscriptions rec.      800,000         0       80      99,920   (100,000)
Shares issued for services                    1,969,784         0      197     984,695          0
Stock subscription received                           0         0        0           0    100,000
Shares issued for cash                           32,685         0        3     114,397          0
Other comprehensive income (loss)                     0         0        0           0          0
Net loss                                              0         0        0           0          0
                                            ----------- --------- -------- ----------- ----------
ENDING BALANCE, February 28, 2003             5,262,528         0      526   2,717,309          0
Shares issued for services                       34,316         0        3     128,682          0
Shares issued for cash                           96,189         0       10     360,699          0
Other comprehensive income (loss)                     0         0        0           0          0
Net loss                                              0         0        0           0          0
                                            ----------- --------- -------- ----------- ----------
ENDING BALANCE, February 29, 2004             5,393,033         0      539   3,206,690          0
Forward split - 8 for 1                      37,753,231         0    3,775      (3,775)         0
Shares issued for services                    1,819,762         0      182   2,277,020          0
Shares issued for cash                          176,294         0       18     220,350          0
Other comprehensive income (loss)                     0         0        0           0          0
Net loss                                              0         0        0           0          0
                                            ----------- --------- -------- ----------- ----------
ENDING BALANCE, August 31, 2004,
(unaudited)                                  45,142,320 $       0 $  4,514 $ 5,700,285 $        0
                                            =========== ========= ======== =========== ==========

                                 Poseidis, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)
                                  (Continued)

 Accumulated
    Comp.                     Total
   Income    Accumulated Stockholders'
   (Loss)      Deficit       Equity
------------ ----------- -------------
$          0 $   (11,541)$      48,559

           0           0         3,385
           0           0             0
           0           0             0
           0     (39,033)      193,110
           0           0           190
           0           0             0
           0           0       150,000
           0           0       200,000
           0           0        56,710
           0           0       232,650
     (11,638)          0       (11,638)
           0    (864,247)     (864,247)
------------ ----------- -------------
     (11,638)   (914,821)        8,719
           0           0             0
           0           0       280,152
           0           0        27,093
      (7,688)          0        (7,688)
           0    (473,928)     (473,928)
------------ ----------- -------------
     (19,326) (1,388,749)     (165,652)
           0           0        33,120
           0           0             0
           0           0       135,000
           0           0       108,000
           0           0             0
           0           0       984,892
           0           0       100,000
           0           0       114,400
      (2,609)          0        (2,609)
           0  (1,305,971)   (1,305,971)
------------ ----------- -------------
     (21,935) (2,694,720)        1,180
           0           0       128,685
           0           0       360,709
       6,034           0         6,034
           0    (793,520)     (793,520)
------------ ----------- -------------
     (15,901) (3,488,240)     (296,912)
           0           0             0
           0           0     2,277,202
           0           0       220,368
      17,411           0        17,411
           0  (2,711,058)   (2,711,058)
------------ ----------- -------------

$      1,510 $(6,199,298)$    (492,989)
============ =========== =============



     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                      Consolidated Statements of Cash Flows
                           Six Months Ended August 31,
                                   (Unaudited)



                                                                                     2004              2003
                                                                                --------------    -------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                                        $   (2,711,058)   $    (300,070)
Adjustments to reconcile net loss to net cash used for development activities:
   Stock issued for services                                                         2,277,202                0
   Depreciation                                                                          8,585            2,887
   Bad debt expense                                                                     97,734                0
   Minority interest in consolidated subsidiary income (loss)                                0                0
Change in assets and liabilities:
   (Increase) decrease in accounts receivable                                                0                0
   (Increase) decrease in VAT receivable                                                (7,364)               0
   (Increase) decrease in prepaid expenses                                                   0                0
   (Increase) decrease in deposits                                                       4,973                0
   Increase (decrease) in accounts payable                                              23,869                0
   Increase (decrease) in accrued expenses                                             167,675          114,819
   Increase (decrease) in accrued salaries                                              (4,811)               0
                                                                                --------------    -------------
Net cash used by development activities                                               (143,195)        (182,364)
                                                                                --------------    -------------
CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of leasehold improvements                                                  (22,783)               0
                                                                                --------------    -------------
Net cash used by investing activities                                                  (22,783)               0
                                                                                --------------    -------------
CASH FLOW FROM FINANCING ACTIVITIES:
   Cash acquired in reverse merger                                                           0                0
   Proceeds from short-term loans                                                       29,009                0
   Repayment of short-term loan                                                              0                0
   Stock sold for cash                                                                 220,368          155,050
   Receipt of stock subscriptions                                                            0                0
   Repayment of bank overdraft                                                               0                0
                                                                                --------------    -------------
Net cash provided by financing activities                                              249,377          155,050
                                                                                --------------    -------------
Effect of exchange rates on cash                                                        (6,711)         (12,829)
                                                                                --------------    -------------
Net increase (decrease) in cash                                                         76,688          (40,143)

CASH, beginning of period                                                               30,788          116,412
                                                                                --------------    -------------

CASH, end of period                                                             $      107,476    $      76,269
                                                                                ==============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Non-Cash Financing Activities:
    Common stock issued to pay accrued expenses                                 $            0    $           0
                                                                                ==============    =============
    Common stock issued to settle short-term debt                               $            0    $           0
                                                                                ==============    =============
    Common stock issued for stock subscriptions receivable                      $            0    $           0
                                                                                ==============    =============



     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                   Notes to Consolidated Financial Statements
                   (Information with respect to the six months
                  ended August 31, 2004 and 2003 is unaudited)

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

     e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $8,585 and $2,887 for the six months ended August 31, 2004 and 2003, respectively.

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

     h) Interim financial information The financial statements for the six months ended August 31, 2004 and 2003 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

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

     In April 2002, the Company completed a second 1 for 10 reverse split of its common stock. In May 2002, the Company agreed to convert $108,000 of short-term debt into 864,000 shares of common stock, restricted under Rule 144 plus one additional year of restriction. In May 2002, the Company agreed to convert $135,000 of accrued consultant fees into 1,080,000 shares of common stock, restricted under Rule 144 plus one additional year of restriction. In May 2002, the Company issued 1,969,784 shares of unrestricted common stock under an S-8 registration in exchange for services valued at $984,892. In May 2002, the Company received a stock subscription receivable for $100,000 in cash in exchange for 800,000 shares of common stock, restricted under Rule 144 plus one additional year of restriction. In October 2002, the Company sold

                                 Poseidis, Inc.
                   Notes to Consolidated Financial Statements

(2)  Stockholders' Equity (Continued)
     6,971 shares of restricted common stock in exchange for $24,375 in cash, or $3.50 per share. In January 2003, the Company sold 25,714 shares of common stock in exchange for $90,000 in cash, or $3.50 per share. In the second quarter the Company sold 44,300 shares of restricted common stock in exchange for $155,050 in cash, or $3.50 per share.

     In fiscal 2004, the Company sold 96,189 shares of common stock in exchange for $360,709 in cash, or $3.75 per share. In fiscal 2004, the Company also issued 34,316 shares of restricted common stock for services, valued at $128,685, or $3.75 per share. In fiscal 2005, the Company issued 37,751,231 shares of common stock to effectuate an 8 for 1 forward split. In fiscal 2005, the Company sold 176,294 shares of common stock in exchange for $220,368 in cash, or $1.25 per share. In fiscal 2004, the Company also issued 1,819,762 shares of restricted common stock for services, valued at $2,277,020, or $1.25 per share.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $6,199,300, expiring $2,711,100, $793,500, $1,306,000, $474,000, $864,300 and $50,700
     at February 28, 2025, 2024, 2023,  2022, 2021 and 2020,  respectively.  The amount recorded as deferred tax asset as of August 31, 2004 is $2,480,000, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4) Going Concern As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $6,199,300 for the period from June 10, 1998 (Inception) through August 31, 2004. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

     In June 2004, the Company received a short-term demand loan that carries no stated rate of interest from a third-party corporation in the amount of $29,009.

(6)  Subsequent Events

     a) Stockholders' Equity In September 2004, the Company issued 88,635 shares of restricted common stock in payment of accrued expenses totaling approximately $68,000, or $0.77 per share. In September 2004, the Company issued 66,349 shares of restricted common stock in exchange for services valued at $82,936, or $1.25 per share.

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

Results of Operations For the Three Months Ended August 31, 2004 and 2003.

Financial Condition, Capital Resources and Liquidity

For the three months ended August 31, 2004 and 2003 the Company recorded revenues of $0 and $0 respectively. The Company has no ongoing business generating revenues.

For the three months ended August 31, 2004 and 2003 the Company paid consulting fees of $179,162 and $51,320 respectively.

For the three months ended August 31, 2004 and 2003 the Company had professional fees in the amount of $29,009 and $29,268.

For the three months ended August 31, 2004 and 2003 the Company had, on a consolidated basis, general and administrative expenses of $246,385 and $31,213 respectively.

For the three  months  ended  August 31,  2004 and 2003 the  Company  had,  on a
consolidated   basis,   total  operating   expenses  of  $461,176  and  $113,216
respectively.

Net Losses

For the three months ended August 31, 2004 and 2003, the Company reported a net loss from operations of $461,176 and $113,216 respectively.

Results of Operations For the Three Months Ended August 31, 2004 and 2003.

Financial Condition, Capital Resources and Liquidity

For the six months ended August 31, 2004 and 2003 the Company recorded revenues of $0 and $0 respectively. The Company has no ongoing business generating revenues.

For the six months ended August 31, 2004 and 2003 the Company paid consulting fees of $2,388,780 and $109,770 respectively. For the six months ended August 31, 2004 and 2003 the Company had professional fees in the amount of $29,009 and $120,983.

For the six months ended August 31, 2004 and 2003 the Company had, on a consolidated basis, general and administrative expenses of $374,793 and $66,430 respectively.

For the six  months  ended  August  31,  2004  and 2003 the  Company  had,  on a
consolidated   basis,  total  operating  expenses  of  $2,808,792  and  $300,070 respectively.

Net Losses

For the six months ended August 31, 2004 and 2003, the Company reported a net loss from operations of $2,808,792 and $300,070 respectively.

Liquidity/Working Capital

At August 31, 2004, the Company had cash of $107,476 as compared to $30,788 at February 28, 2004. There can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

The ability of the Company to continue as a going concern is dependent upon its ability to deliver on its commitment to its business plan. The Company is currently negotiating with several accredited investors for a potential cash investment.

Net Operating Loss Carry-forwards

The Company has net operating loss carry-forwards of approximately $6,199,300 expiring $2,711,100, $793,500, $1,306,000, $474,000, $864,300 and $50,700 at
February 28, 2025, 2024, 2023, 2022, 2021 and 2020, respectively. The Company has a $2,480,000 deferred tax asset resulting from the loss carry-forwards, for which it has established a one hundred percent (100%) valuation allowance. The Company may not be able to utilize such carry-forwards as the Company has no history of profitable operations.

Employees

At May 31, 2004, the Company had one (1) part-time employee. The Company anticipates that it will rely greatly on the management skills of its officer Louis Pardo.

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



                                     Part II

Item 2. Changes in Securities and Use of Proceeds

During the six months ended August 2004 the Company issued a total of 1,819,762 shares of restricted, unregistered common stock for services rendered valued at $2,277,202, and a total of 176,294 shares of restricted, unregistered common stock for cash proceeds in the amount of $220,368, in order to support short-term working capital requirements. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. This transaction did not involve a public offering, was exempt from registration and all such shares were issued to foreign residents and citizens.

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

                                 Poseidis, Inc.
                                  (Registrant)



Dated: October 20, 2004


                           By:  /s/Louis Pardau dit Pardo
                                ----------------------------------------------
                                Louis Pardau dit Pardo, President and Director