Form 10QSB
period 2004-11-30
POSEIDIS INC
filed 2005-01-25
CIK 1088399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: November 30, 2004

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

Yes [X] No [_]



There were 49,861,255 shares of voting common stock of the registrant issued and outstanding as of November 30, 2004.

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

Consolidated Statements of Operations and Comprehensive Income (Loss)........F-3

Consolidated Statements of Stockholders' Equity (Deficiency).................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                                 Poseidis, Inc.
                           Consolidated Balance Sheets

                                                                                  November 30,              February 28,
                                                                                      2004                    2004
                                                                                ---------------------   --------------------
                                                                                    (unaudited)
                               ASSETS
CURRENT ASSETS
   Cash                                                                         $              35,944   $             30,788
   Accounts receivable                                                                              0                 92,192
   VAT taxes receivable                                                                        33,949                 11,983
   Prepaid expenses                                                                                 0                      0
                                                                                ---------------------   --------------------

     Total Current Assets                                                                      69,893                134,963
                                                                                ---------------------   --------------------

PROPERTY AND EQUIPMENT
   Land deposit                                                                                37,227                 37,253
   Leasehold improvements                                                                     143,446                      0
   Furniture and fixtures                                                                      22,770                 18,466
   Equipment                                                                                   29,645                 18,339
                                                                                ---------------------   --------------------

      Subtotal property and equipment                                                         233,088                 74,058
      Less: Accumulated depreciation                                                          (32,404)               (20,095)
                                                                                ---------------------   --------------------

            Total Property and Equipment                                                      200,684                 53,963
                                                                                ---------------------   --------------------

OTHER ASSETS
   Deposits                                                                                    35,210                 42,786
                                                                                ---------------------   --------------------

            Total Other Assets                                                                 35,210                 42,786
                                                                                ---------------------   --------------------

Total Assets                                                                    $             305,787   $            231,712
                                                                                =====================   ====================
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable
        Trade                                                                   $             180,641  $              28,921
        Related parties                                                                        12,636                      0
   Accrued expenses                                                                           759,386                492,493
   Accrued salaries                                                                            26,402                  7,314
   Demand loan from third party                                                                29,009                      0
                                                                                ---------------------   --------------------
     Total Current Liabilities                                                              1,008,074                528,728
                                                                                ---------------------   --------------------
Total Liabilities                                                                           1,008,074                528,728
                                                                                ---------------------   --------------------

Minority Interest in Consolidated Subsidiaries                                                      0                      0
                                                                                ---------------------   --------------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
 Preferred stock, $0.0001 par value, authorized 10,000,000 shares; 0 issued                         0                      0
 Common stock, $0.0001 par value, authorized 50,000,000 shares;
    49,861,255 and 5,393,033 issued and outstanding,                                            4,986                    539
  Additional paid in capital                                                                5,932,471              3,206,690
  Accumulated comprehensive income (loss)                                                       3,267                (15,901)
  Accumulated deficit                                                                      (6,643,011)            (3,488,344)
                                                                                ---------------------   --------------------
     Total Stockholders' Equity (Deficiency)                                                 (702,287)              (297,016)
                                                                                ---------------------   --------------------
Total Liabilities and Stockholders' Equity (Deficiency)                         $             305,787   $            231,712
                                                                                =====================   ====================


     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                           Three Months Ended                      Nine Months Ended
                                                              November 30,                            November 30,
                                                 ---------------------------------------  ------------------------------------
                                                         2004                2003                2004              2003
                                                 -------------------- ------------------  ------------------ -----------------

REVENUES                                         $                  0 $                0  $                0 $               0
                                                 -------------------- ------------------  ------------------ -----------------

EXPENSES
   General and administrative                                  30,836             18,650             405,629            84,951
   Salaries                                                    35,907                  0              43,532                 0
   Consulting fees                                            155,792            112,460           2,544,572           222,230
   Depreciation                                                 6,251              1,453              14,836             4,340
   Professional fees                                           19,085                869              48,094           121,852
   Research and development                                         0                  0                   0                 0
                                                 -------------------- ------------------  ------------------ -----------------

       Total operating expenses                               247,871            133,432           3,056,663           433,373
                                                 -------------------- ------------------  ------------------ -----------------

Operating income (loss)                                      (247,871)          (133,432)         (3,056,663)         (433,373)

OTHER INCOME (EXPENSE)
   Bad debt expense                                                 0                  0             (98,005)                0
   Foreign currency transaction gain (loss)                         0                  0                   0                 0
                                                 -------------------- ------------------  ------------------ -----------------

        Total other income (expense)                                0                  0             (98,005)                0
                                                 -------------------- ------------------  ------------------ -----------------

Net loss before minority interest                            (247,871)          (133,432)         (3,154,668)         (433,373)
Minority interest in consolidated subsidiaries
 net (income) loss                                                  0                  0                   0                 0

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain (loss)                     1,757            (18,414)             19,168           (30,365)
                                                 -------------------- ------------------  ------------------ -----------------

Comprehensive loss                               $           (246,114)$         (151,846) $       (3,135,500)$        (463,738)
                                                 ==================== ==================  ================== =================
Net loss per weighted average share, basic       $              (0.01)$            (0.03) $            (0.06)$       (0.08)
                                                 ==================== ==================  ================== =================
Weighted average number of shares                          49,856,471          5,306,828          49,804,481         5,284,436
                                                 ==================== ==================  ================== =================



















     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)


                                                   Number                            Additional     Stock
                                                     of       Preferred    Common     Paid-in      Subs.
                                                  Shares        Stock      Stock      Capital    Receivable
                                                ------------ ----------- ---------  ----------- ------------
BEGINNING BALANCE, Feb 29, 2000                    2,050,000 $         0 $     205  $    59,895 $          0

   April 2000 - accrued expenses                      13,500           0         1        3,384            0
   May 2000 - common stock contributed            (1,000,000)          0      (100)         100            0
   May 2000 - 16 for 1 forward split              15,952,500           0     1,596       (1,596)           0
   May 2000 - reverse merger                      23,100,000           0     2,310      229,833            0
   May 2000 - services                             1,900,000           0       190            0            0
   May 2000 - stock subscription receivable          150,000           0        15      149,985     (150,000)
   June 2000 - stock subscriptions received                0           0         0            0      150,000
   June 2000 - services                              200,000           0        20      199,980            0
   July 2000 - minority interest of subsidiary     5,000,000           0       500       56,210            0
   October 2000 - services                           990,000           0        99      232,551            0
   Other comprehensive income (loss)                       0           0         0            0            0
Net loss                                                   0           0         0            0            0
                                                ------------ ----------- ---------  ----------- ------------
BALANCE, February 28, 2001                        48,356,000           0     4,836      930,342            0
   March 2001 - 1 for 10 reverse split           (43,520,399)          0    (4,352)       4,352            0
   Shares issued for cash                            226,426           0        23      280,129            0
   Shares issued for services                         24,969           0         2       27,091            0
   Other comprehensive income (loss)                       0           0         0            0            0
Net loss                                                   0           0         0            0            0
                                                ------------ ----------- ---------  ----------- ------------
BALANCE, February 28, 2002                         5,086,996           0       509    1,241,914            0
   Shares issued for cash                             10,858           0         1       33,119            0
   April 2002 - 1 for 10 reverse split            (4,581,795)          0      (458)         458            0
   Shares issued to pay accrued expenses           1,080,000           0       108      134,892            0
   Shares issued to settle short-term debt           864,000           0        86      107,914            0
   Shares issued for stock subscriptions rec.        800,000           0        80       99,920     (100,000)
   Shares issued for services                      1,969,784           0       197      984,695            0
   Stock subscription received                             0           0         0            0      100,000
   Shares issued for cash                             32,685           0         3      114,397            0
   Other comprehensive income (loss)                       0           0         0            0            0
Net loss                                                   0           0         0            0            0
                                                ------------ ----------- ---------  ----------- ------------
ENDING BALANCE, February 28, 2003                  5,262,528           0       526    2,717,309            0
   Shares issued for services                         34,316           0         3      128,682            0
   Shares issued for cash                             96,189           0        10      360,699            0
   Other comprehensive income (loss)                       0           0         0            0            0
Net loss                                                   0           0         0            0            0
                                                ------------ ----------- ---------  ----------- ------------
ENDING BALANCE, February 29, 2004                  5,393,033           0       539    3,206,690            0
    Forward split - 8 for 1                       37,753,231           0     3,775       (3,775)           0
   Shares issued for services                      1,993,930           0       199    2,489,731            0
   Shares issued for cash                            189,238           0        20      240,278            0
   Forward split - 11 for 10                       4,531,823           0       453         (453)           0
   Other comprehensive income (loss)                       0           0         0            0            0
Net loss                                                   0           0         0            0            0
                                                ------------ ----------- ---------  ----------- ------------
ENDING BALANCE, August 31, 2004,
(unaudited)                                       49,861,255 $         0 $   4,986  $ 5,932,471 $          0
                                                ============ =========== =========  =========== ============

                                 Poseidis, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)
                                  (Continued)

Accumulated
   Comp.                                  Total
  Income           Accumulated       Stockholders'
  (Loss)             Deficit             Equity
------------ ------------------- ------------------
$          0 $           (11,541)$           48,559

           0                   0              3,385
           0                   0                  0
           0                   0                  0
           0             (39,033)           193,110
           0                   0                190
           0                   0                  0
           0                   0            150,000
           0                   0            200,000
           0                   0             56,710
           0                   0            232,650
     (11,638)                  0            (11,638)
           0            (864,247)          (864,247)
------------ ------------------- ------------------
     (11,638)           (914,821)             8,719
           0                   0                  0
           0                   0            280,152
           0                   0             27,093
      (7,688)                  0             (7,688)
           0            (473,928)          (473,928)
------------ ------------------- ------------------
     (19,326)         (1,388,749)          (165,652)
           0                   0             33,120
           0                   0                  0
           0                   0            135,000
           0                   0            108,000
           0                   0                  0
           0                   0            984,892
           0                   0            100,000
           0                   0            114,400
      (2,609)                  0             (2,609)
           0          (1,305,971)        (1,305,971)
------------ ------------------- ------------------
     (21,935)         (2,694,720)             1,180
           0                   0            128,685
           0                   0            360,709
       6,034                   0              6,034
           0            (793,520)          (793,520)
------------ ------------------- ------------------
     (15,901)         (3,488,240)          (296,912)
           0                   0                  0
           0                   0          2,489,930
           0                   0            240,298
           0                   0                  0
      19,168                   0             19,168
           0          (3,154,668)        (3,154,668)
------------ ------------------- ------------------

$      3,267 $        (6,642,908)$         (702,184)
============ =================== ==================



     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                      Consolidated Statements of Cash Flows
                         Nine Months Ended November 30,
                                   (Unaudited)

                                                                                          2004                       2003
                                                                                ----------------------     ---------------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                                        $           (3,154,668)    $            (433,373)
Adjustments to reconcile net loss to net cash used for development activities:
   Stock issued for services                                                                 2,489,930                         0
   Depreciation                                                                                 14,386                     4,301
   Bad debt expense                                                                             98,005                         0
   Minority interest in consolidated subsidiary income (loss)                                        0                         0
Change in assets and liabilities:
   (Increase) decrease in accounts receivable                                                        0                    (3,082)
   (Increase) decrease in VAT receivable                                                       (21,696)                        0
   (Increase) decrease in prepaid expenses                                                           0                         0
   (Increase) decrease in deposits                                                               7,450                         0
   Increase (decrease) in accounts payable - trade                                             169,572                     1,147
   Increase (decrease) in accounts payable - related parties                                    12,476                         0
   Increase (decrease) in accrued expenses                                                     243,157                   160,637
   Increase (decrease) in accrued salaries                                                      18,853                         0
                                                                                ----------------------     ---------------------

Net cash used by development activities                                                       (122,535)                 (270,370)
                                                                                ----------------------     ---------------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                                                  (149,576)                        0
                                                                                ----------------------     ---------------------

Net cash used by investing activities                                                         (149,576)                        0
                                                                                ----------------------     ---------------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Cash acquired in reverse merger                                                                   0                         0
   Proceeds from short-term loans                                                               29,009                         0
   Repayment of short-term loan                                                                      0                         0
   Stock sold for cash                                                                         240,298                   155,050
   Receipt of stock subscriptions                                                                    0                         0
   Repayment of bank overdraft                                                                       0                         0
                                                                                ----------------------     ---------------------

Net cash provided by financing activities                                                      269,307                   155,050
                                                                                ----------------------     ---------------------

Effect of exchange rates on cash                                                                 7,960                     5,325
                                                                                ----------------------     ---------------------

Net increase (decrease) in cash                                                                  5,156                  (109,995)

CASH, beginning of period                                                                       30,788                   116,412
                                                                                ----------------------     ---------------------

CASH, end of period                                                             $               35,944     $               6,417
                                                                                ======================     =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Non-Cash Financing Activities:
    Common stock issued to pay accrued expenses                                 $                    0     $                   0
                                                                                ======================     =====================
    Common stock issued to settle short-term debt                               $                    0     $                   0
                                                                                ======================     =====================
    Common stock issued for stock subscriptions receivable                      $                    0     $                   0
                                                                                ======================     =====================



     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                   Notes to Consolidated Financial Statements
                  (Information with respect to the nine months
                 ended November 30, 2004 and 2003 is unaudited)

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

     e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $14,386 and $4,340 for the nine months ended November 30, 2004 and 2003, respectively.

     f)  Foreign  currency   transaction  and  translation  gains  (losses)  The
     principal   operations  of  the  Company  are  located  in  France.   On  a
     consolidated basis the Company's reporting currency is the US Dollar.

     h) Interim financial information The financial statements for the nine months ended November 30, 2004 and 2003 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

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

     In fiscal 2004, the Company sold 96,189 shares of common stock in exchange for $360,709 in cash, or $3.75 per share. In fiscal 2004, the Company also issued 34,316 shares of restricted common stock for services, valued at $128,685, or $3.75 per share. In fiscal 2005, the Company issued 37,751,231 shares of common stock to effectuate an 8 for 1 forward split. In fiscal 2005, the Company issued 4,531,823 shares of common stock to effectuate an 11 for 10 forward split. In fiscal 2005, the Company sold 189,238 shares of common stock in exchange for $240,298 in cash, or $1.25 per share. In fiscal 2004, the Company also issued 1,993,930 shares of restricted common stock for services, valued at $2,489,930, or $1.25 per share.

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

(4)  Going  Concern  As  shown  in  the  accompanying   consolidated   financial
     statements, the Company incurred a net loss of $6,642,900 for

                                 Poseidis, Inc.
                   Notes to Consolidated Financial Statements

(4) Going Concern, (continued) the period from June 10, 1998 (Inception) through November 30, 2004. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In that regard, the Company incorporated Poseidis, SAS under French corporate law as a wholly- owned subsidiary in Theneuille, France in April 2003 for the purpose of establishing a manufacturing facility to exploit the spring. At the same time, a twenty year lease was purchased by Poseidis, SAS, granting it exclusive right to exploit the spring. Additionally, it purchased equipment to be used in connection with exploitation of the spring and the results of significant research already conducted at the site. Commercial exploitation of the spring is not expected before the second half of 2005.

The Company maintains its executive offices at 222 Lakeview Ave., PMB 160, West Palm Beach, FL 33401, Telephone: (561) 832-5696 and an operating office at Les Sourdinieres, 03350 Theneuille, France, Telephone: 011-33-1-44-86-00-41.

Results of Operations For the Three Months Ended November 30, 2004 and 2003.

Financial Condition, Capital Resources and Liquidity

For the three months ended November 30, 2004 and 2003 the Company recorded revenues of $0 and $0 respectively. The Company has no ongoing business generating revenues.

For the three months ended November 30, 2004 and 2003 the Company paid consulting fees of $155,792 and $112,460 respectively.

For the three months ended November 30, 2004 and 2003 the Company had professional fees in the amount of $19,085 and $869.

For the three months ended November 30, 2004 and 2003 the Company had, on a consolidated basis, general and administrative expenses of $247,871 and $133,432 respectively.

For the three  months  ended  November  30, 2004 and 2003 the Company  had, on a
consolidated   basis,   total  operating  expenses  of  $2471,871  and  $133,432
respectively.

Net Losses

For the three months ended November 30, 2004 and 2003, the Company reported a net loss from operations of $247,871 and $133,432 respectively.

Results of Operations For the Nine Months Ended November 30, 2004 and 2003.

Financial Condition, Capital Resources and Liquidity

For the nine months ended November 30, 2004 and 2003 the Company recorded revenues of $0 and $0 respectively. The Company has no ongoing business generating revenues.

For the nine months ended November 30, 2004 and 2003 the Company paid consulting fees of $2,544,572 and $222,230 respectively.

For the nine months ended November 30, 2004 and 2003 the Company had professional fees in the amount of $48,094 and $121,852.

For the nine months ended November 30, 2004 and 2003 the Company had, on a consolidated basis, general and administrative expenses of $3,056,663 and $433,373 respectively.

For the nine months  ended  November  30,  2004 and 2003 the  Company  had, on a
consolidated   basis,  total  operating  expenses  of  $3,056,663  and  $433,373 respectively.

Net Losses

For the nine months ended November 30, 2004 and 2003, the Company reported a net loss from operations of $3,154,668 and $433,373 respectively.

Liquidity/Working Capital

At November 30, 2004, the Company had cash of $35,944 as compared to $30,788 at February 28, 2004. There can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

The ability of the Company to continue as a going concern is dependent upon its ability to deliver on its commitment to its business plan. The Company is currently negotiating with several accredited investors for a potential cash investment.

Net Operating Loss Carry-forwards

The Company has net operating loss carry-forwards of approximately $6,643,000 expiring $3,154,700, $793,500, $1,306,000, $474,000, $864,300 and $50,700 at
February 28, 2025, 2024, 2023, 2022, 2021 and 2020, respectively. The Company has a $2,660,000 deferred tax asset resulting from the loss carry-forwards, for which it has established a one hundred percent (100%) valuation allowance. The Company may not be able to utilize such carry-forwards as the Company has no history of profitable operations.

Employees

At November 30, 2004, the Company had one (1) part-time employee. The Company anticipates that it will rely greatly on the management skills of its officer Louis Pardo.

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



                                     Part II

Item 2. Changes in Securities and Use of Proceeds

During the nine months ended November 30, 2004 the Company issued a total of 1,993,930 shares of restricted, unregistered common stock for services rendered valued at $2,489,930, and a total of 189,238 shares of restricted, unregistered common stock for cash proceeds in the amount of $240,298, in order to support short-term working capital requirements. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. This transaction did not involve a public offering, was exempt from registration and all such shares were issued to foreign residents and citizens.


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

                                 Poseidis, Inc.
                           --------------------------
                                  (Registrant)

Dated: January 24, 2004     By: /s/ Louis Pardau dit Pardo
                            ---------------------------------------
                            Louis Pardau dit Pardo, President and Director