Form 10KSB
period 2005-02-28
POSEIDIS INC
filed 2005-06-17
CIK 1088399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

For the fiscal year ended: February 28, 2005


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



Of the 50,120,033 shares of voting common of the registrant issued and outstanding as of February 28, 2005, non-affiliates owned approximately 27,304,000 shares. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 28, 2005 was $3,959,080.

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

SIGNATURES ...................................................................21

PART F/S   ..................................................................F-1

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

The region is very  accessible  by the  intersection  of two main highway  axes:
North-South A71 (30kms) and East-West (20kms).

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

Employees and Consultants

At February 28, 2005, the Company had one (1) employee. The Company anticipates that it will rely greatly on the management skills of its officers Louis Pardo and Ludovic Payage.

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

Quarter                  Ask/High    Bid/Low
----------------------  ---------  -----------
05/11/2000-05/31/2000     4.50        1.31
06/01/2000-08/31/2000     1.50        0.56
09/01/2000-11/30/2000     1.25        0.21
12/01/2000-02/28/2001     0.28        0.08
03/01/2001-05/31/2001    15.00        0.11  *1:10 reverse stock split 04/02/2001
06/01/2001-08/31/2001    20.00        8.50
09/01/2001-11/30/2001    28.00       11.00
12/01/2001-02/28/2002    48.00       20.00
03/01/2002-05/31/2002    47.00        0.50  *1:10 reverse stock split 04/17/2002
06/01/2002-08/31/2002     5.00        4.00
09/01/2002-11/30/2002     4.95        3.95
12/01/2002-02/28/2003     4.95        4.30
03/01/2003-05/31/2003     5.27        4.70
06/01/2003-08/31/2003     6.00        5.00
09/01/2003-11/30/2003     6.25        5.00
12/01/2003-02/29/2004     6.20        4.80
03/01/2004-05/31/2004     0.74        2.60  * 8:1 forward stock split 3/31/2004
06/01/2004-08/31/2004     0.70        0.16
09/01/2004-11/30/2004     0.35        0.17
12/01/2004-02/28/2005     0.22        0.14

-------------------------
* Prices for the periods preceding 06/01/2002 are adjusted to reflect stock splits.

Shareholders

The approximate number of holders of record of common equity is 255 as of April 20, 2005.

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

(c) Results of Operations For the Years Ended February 29, 2004 and February 28, 2003

Financial Condition, Capital Resources and Liquidity

For the twelve months ending February 28, 2005 and February 29, 2004 the Company recorded revenues of $0 and $0 respectively. For the twelve months ending February 28, 2005 and February 29, 2004 the Company had consulting fee expenses Of $2,711,604 and $347,998, respectively.

For the twelve months ending February 28, 2005 and February 29, 2004, the Company had, on a consolidated basis, general and administrative expenses of $345,108 and $300,443, respectively.

For the twelve months ending February 28, 2005 and February 29, 2004, the Company had on a consolidated basis total operating expenses of $3,201,744 and $793,381.

Net Losses

For the twelve months ending February 28, 2005 and February 29, 2004, the Company reported a net loss from operations excluding currency translation of $3,294,210 and $793,520 respectively.

At February 28, 2005, the Company had assets totaling $285,450 and has incurred a cumulative loss of $6,782,554.

Liquidity/Working Capital

There can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

Net Operating Loss Carry-forwards

The Company has net operating loss carry-forwards of approximately $6,782,500 Expiring $3,294,200, $793,500, $1,308,600, $474,000, $864,300 and $50,700 at
February 28, 2025, 2024, 2023, 2022, 2021 and 2020, respectively. The Company has a $2,713,000 deferred tax asset resulting from the loss carry-forwards, for which it has established a one hundred percent (100%) valuation allowance. The Company may not be able to utilize such carry-forwards as the Company has no history of profitable operations.

Research and Development Plans

For the next twelve (12) months there is not a plan for funding extensive research and development efforts.



Item 7. Financial Statements.

The information called for by this item is indexed and contained on Page F-1 of this report.



Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.



Item 8A - Controls and Procedures

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



                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

Set forth below are the names, ages, positions with the Company and business experiences of the executive officers and directors of the Company.

Name                     Age      Position(s) with Company
-----                    ---      ------------------------
Louis Pardau dit Pardo   36       President and Director

Ludovic Payage           35       Secretary, Treasurer and Director

Norbert Etienne          38       Director
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

                                            Amount
Name and Address of                      Beneficially     Percent of
Beneficial Owner                            Owned          Class (1)
---------------------------              ------------     ---------
Louis Pardau Dit Pardo                    12,883,200         25.7%
222 Lakeview Ave., PMB 160
West Palm Beach, FL 33401

Ludovic Payage
222 Lakeview Ave., PMB160                          0            0%
West Palm Beach, FL 33401

Norbert Etienne
222 Lakeview Ave., PMB160                          0            0%
West Palm Beach, FL 33401

All Executive Officers, Directors         12,883,200         25.7%
---------------------------------
DMI Joaillerie Paris                       7,040,000         14.1%
95 Rue La Boetie
75008 Paris
France


Item 12. Certain Relationships and Related Transactions.

None.


Item 13. Exhibits and Reports on Form 8-K.

Subsequent to the Company's February 29, 2000 year end it abandoned its original business plan and executed a Share Exchange Agreement and Reorganization. This resulted in the change of control of the Company. The Company filed an 8-K with the Securities and Exchange Commission on May 15th, 2000 and on July 10, 2000 an amended 8-K with complete financials was filed with the SEC. No Reports on Form 8-K were filed during the year ended February 28, 2005.


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

3.2      [1]   Bylaws.

5.1      [2]   Opinion of Mintmire &Associates.

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

10.5     [5]   Lease of real property and exploitation  rights between Christian
               Bertheir and Poseidis SAS dated April 10, 2003.

10.6     [5]   Sale of real  property  from  Jacques  Annet Paul to Poseidis SAS dated March 26, 2003.

99.1      *    Sarbanes-Oxley Certification by Chief Executive Officer.

99.2      *    Sarbanes-Oxley Certification by Chief Financial Officer.
----------------

*    Filed herewith

[1] Originally filed on June 10, 1999 with the Company's Registration Statement on Form 10-SB.
[2] Originally filed on April 28, 2000 with the Company's Registration Statement on Form S-8.
[3] Originally filed on May 16, 2000 with the Company's Current Report on Form 8-K.
[4] Originally filed on July 17, 2000 with the Company's Quarterly Report on Form 10QSB.
[5] Originally filed on June 11, 2004 with the Company's Annual Report on Form 10KSB.


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, Stephen H. Durland, CPA.

                                       Year ended        Year ended
                                      February 28,      February 28,
                                          2005              2004
                                      ------------------------------
(a)  Audit fees                        $  31,250         $ 31,250
(b)  Audit-related fees                        -                -
(c)  Tax fees                                  0                0
(d)  All other fees                            -                -
                                       ---------         --------
   Totals                              $       0         $      0
                                       =========         ========

We have considered whether the provision of non-audit services is compatible with Stephen H. Durland, CPA maintaining their independence and determined that these services do not compromise their independence.

Financial Information System Design and Implementation: Stephen H. Durland, CPA did not charge the Company any fees for financial information system design and implementation fees.

The Company has no formal audit committee. However, the entire Board of Directors (the "Board") is the Company's defacto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non- audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls.

The Company's principal accountant, Stephen H. Durland, CPA did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Poseidis, Inc.
                           --------------------------
                                  (Registrant)

Date:  June 15, 2005        By: /s/ Louis Pardau dit Pardo
                            ---------------------------------------
                            Louis Pardau dit Pardo, President and Director

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

Signature                         Title                       Date

/s/ Louis Pardau dit Pardo
--------------------------
Louis Pardau dit Pardo      President and Director              June 15, 2005

/s/ Ludovic Payage
--------------------------
Ludovic Payage              Secretary, Treasurer and Director   June 15, 2005

/s/ Norbert Etienne
--------------------------
Norbert Etienne             Director                            June 15, 2005

                                 POSEIDIS, INC.

                          AUDITED FINANCIAL STATEMENTS

              For the Years Ended February 28 and 29, 2005 and 2004








                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Balance Sheets..................................................F-3

Consolidated Statements of Operations........................................F-4

Consolidated Statements of Stockholders' Equity..............................F-5

Consolidated Statements of Cash Flows........................................F-7

Notes to Consolidated Financial Statements...................................F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
Poseidis, Inc.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Poseidis, Inc., (the "Company"), as of February 28, 2005 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the two years in the period ended February 28, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Poseidis, Inc. as of February 28, 2005 and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2005, in conformity with U.S. generally accepted accounting principles.

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





/s/Durland & Company, CPAs, P.A.
---------------------------------
Durland & Company, CPAs, P.A.


Palm Beach, Florida
June 13, 2005

                                 Poseidis, Inc.
                           Consolidated Balance Sheets
                         Years Ended February 28 and 29,

                                                                                         2005                   2004
                                                                                ----------------------  --------------------
                                          ASSETS
CURRENT ASSETS
   Cash                                                                         $                1,051  $             30,788
   Accounts receivable                                                                               0                92,192
   VAT taxes receivable                                                                         39,750                11,983
   Prepaid expenses                                                                                  0                     0
                                                                                ----------------------  --------------------
           Total Current Assets                                                                 40,801               134,963
                                                                                ----------------------  --------------------
PROPERTY AND EQUIPMENT
   Land                                                                                         40,863                37,253
   Land improvements                                                                           151,530                     0
   Furniture and fixtures                                                                       22,705                18,466
   Equipment                                                                                    30,806                18,339
                                                                                ----------------------  --------------------
      Subtotal property and equipment                                                          245,904                74,058
      Less: Accumulated depreciation                                                           (37,144)              (20,095)
                                                                                ----------------------  --------------------
            Total Property and Equipment                                                       208,760                53,963
                                                                                ----------------------  --------------------
OTHER ASSETS
   Deposits                                                                                     35,889                42,786
                                                                                ----------------------  --------------------
            Total Other Assets                                                                  35,889                42,786
                                                                                ----------------------  --------------------
Total Assets                                                                    $              285,450  $            231,712
                                                                                ======================  ====================

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                             $              188,667  $             28,921
   Accrued expenses                                                                            864,078               492,493
   Accrued salaries                                                                             26,719                 7,314
   Short-term loan                                                                              29,009                     0
                                                                                ----------------------  --------------------
            Total Current Liabilities                                                        1,108,473               528,728
                                                                                ----------------------  --------------------
Total Liabilities                                                                            1,108,473               528,728
                                                                                ----------------------  --------------------
Minority Interest in Consolidated Subsidiaries                                                       0                     0
                                                                                ----------------------  --------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized 10,000,000
     shares; none issued                                                                             0                     0
   Common stock, $0.0001 par value, authorized 50,000,000 shares;
     50,120,215 and 5,393,033  issued and outstanding, respectively                              5,012                   539
   Additional paid-in capital                                                                5,971,289             3,206,690
   Accumulated comprehensive income (loss)                                                     (16,770)              (15,901)
   Accumulated deficit                                                                      (6,782,554)           (3,488,344)
                                                                                ----------------------  --------------------
            Total Stockholders' Equity (Deficiency)                                           (823,023)             (297,016)
                                                                                ----------------------  --------------------
Total Liabilities and Stockholders' Equity (Deficiency)                         $              285,450  $            231,712
                                                                                ======================  ====================



     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                      Consolidated Statements of Operations
                         Years Ended February 28 and 29,

                                                                                         2005                   2004
                                                                                ----------------------  --------------------

REVENUES                                                                        $                    0  $                  0
                                                                                ----------------------  --------------------
OPERATING EXPENSES
   General and administrative                                                                  345,108               300,443
   Salaries                                                                                     70,050                12,852
   Consulting fees                                                                           2,711,604               347,998
   Depreciation                                                                                 23,910                 6,650
   Professional fees                                                                            51,072               125,438
   Web site development                                                                              0                     0
   Bad debt expense                                                                                  0                     0
                                                                                ----------------------  --------------------
          Total operating expenses                                                           3,201,744               793,381
                                                                                ----------------------  --------------------
Operating income (loss)                                                                     (3,201,744)             (793,381)
                                                                                ----------------------  --------------------
OTHER INCOME (EXPENSE)
   Interest expense                                                                                 (5)                 (140)
   Bad debt expense                                                                            (93,806)                    0
   Loss on fixed asset abandonment                                                             (23,064)                    0
   Gain on bankruptcy of subsidiary                                                                  0                     0
   Foreign currency transaction gain (loss)                                                     24,409                     1
                                                                                ----------------------  --------------------
          Total other income (expense)                                                         (92,466)                 (139)
Net loss before minority interest                                                           (3,294,210)             (793,520)
                                                                                ----------------------  --------------------
Minority interest in consolidated subsidiaries net (income) loss                                     0                     0
                                                                                ----------------------  --------------------
Net loss                                                                                    (3,294,210)             (793,520)

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain (loss)                                                       (869)                6,034
                                                                                ----------------------  --------------------
Comprehensive loss                                                              $           (3,295,079) $           (787,486)
                                                                                ======================  ====================

Net loss per weighted average share, basic                                      $                (0.07) $              (0.15)
                                                                                ======================  ====================
Weighted average number of shares                                                           49,922,315             5,338,502
                                                                                ======================  ====================




     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)


                                                   Number                               Additional
                                                     of        Preferred     Common      Paid-in
                                                   Shares        Stock       Stock       Capital
                                               -------------- ------------ ---------- --------------
BEGINNING BALANCE, Feb 29, 2000                     2,050,000 $          0 $      205 $       59,895
   April 2000 - accrued expenses                       13,500            0          1          3,384
   May 2000 - common stock contributed             (1,000,000)           0       (100)           100
   May 2000 - 16 for 1 forward split               15,952,500            0      1,596         (1,596)
   May 2000 - reverse merger                       23,100,000            0      2,310        229,833
   May 2000 - services                              1,900,000            0        190              0
   May 2000 - stock subscription receivable           150,000            0         15        149,985
   June 2000 - stock subscriptions received                 0            0          0              0
   June 2000 - services                               200,000            0         20        199,980
   July 2000 - minority interest of subsidiary      5,000,000            0        500         56,210
   October 2000 - services                            990,000            0         99        232,551
   Other comprehensive income (loss)                        0            0          0              0
Net loss                                                    0            0          0              0
                                               -------------- ------------ ---------- --------------
BALANCE, February 28, 2001                         48,356,000            0      4,836        930,342
   March 2001 - 1 for 10 reverse split            (43,520,399)           0     (4,352)         4,352
   Shares issued for cash                             226,426            0         23        280,129
   Shares issued for services                          24,969            0          2         27,091
   Other comprehensive income (loss)                        0            0          0              0
Net loss                                                    0            0          0              0
                                               -------------- ------------ ---------- --------------
BALANCE, February 28, 2002                          5,086,996            0        509      1,241,914
   Shares issued for cash                              10,858            0          1         33,119
   April 2002 - 1 for 10 reverse split             (4,581,795)           0       (458)           458
   Shares issued to pay accrued expenses            1,080,000            0        108        134,892
   Shares issued to settle short-term debt            864,000            0         86        107,914
   Shares issued for stock subscriptions rec.         800,000            0         80         99,920
   Shares issued for services                       1,969,784            0        197        984,695
   Stock subscription received                              0            0          0              0
   Shares issued for cash                              32,685            0          3        114,397
   Other comprehensive income (loss)                        0            0          0              0
Net loss                                                    0            0          0              0
                                               -------------- ------------ ---------- --------------
ENDING BALANCE, February 28, 2003                   5,262,528            0        526      2,717,309
   Shares issued for services                          34,316            0          3        128,682
   Shares issued for cash                              96,189            0         10        360,699
   Other comprehensive income (loss)                        0            0          0              0
Net loss                                                    0            0          0              0
                                               -------------- ------------ ---------- --------------
ENDING BALANCE, February 29, 2004                   5,393,033            0        539      3,206,690
    Forward split - 8 for 1                        37,753,231            0      3,775         (3,775)
   Shares issued for services                       1,993,930            0        199      2,489,731
   Shares issued for cash                             189,238            0         20        240,278
   Forward split - 11 for 10                        4,531,823            0        453           (453)
   Shares issued for services                         104,561            0         11         15,673
   Shares issued for cash                             154,399            0         15         23,145
   Other comprehensive income (loss)                        0            0          0              0
Net loss                                                    0            0          0              0
                                               -------------- ------------ ---------- --------------
ENDING BALANCE, February 28, 2005                  50,120,215 $          0 $    5,012 $    5,971,289
                                               ============== ============ ========== ==============




     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)
                                  (Continued)


                Accumulated
    Stock          Comp.                            Total
    Subs.          Income        Accumulated    Stockholders'
 Receivable        (Loss)          Deficit          Equity
------------- ---------------- --------------- ----------------
$           0 $              0 $       (11,541)$         48,559
            0                0               0            3,385
            0                0               0                0
            0                0               0                0
            0                0         (39,033)         193,110
            0                0               0              190
     (150,000)               0               0                0
      150,000                0               0          150,000
            0                0               0          200,000
            0                0               0           56,710
            0                0               0          232,650
            0          (11,638)              0          (11,638)
            0                0        (864,247)        (864,247)
------------- ---------------- --------------- ----------------
            0          (11,638)       (914,821)           8,719
            0                0               0                0
            0                0               0          280,152
            0                0               0           27,093
            0           (7,688)              0           (7,688)
            0                0        (473,928)        (473,928)
------------- ---------------- --------------- ----------------
            0          (19,326)     (1,388,749)        (165,652)
            0                0               0           33,120
            0                0               0                0
            0                0               0          135,000
            0                0               0          108,000
     (100,000)               0               0                0
            0                0               0          984,892
      100,000                0               0          100,000
            0                0               0          114,400
            0           (2,609)              0           (2,609)
            0                0      (1,306,075)      (1,306,075)
------------- ---------------- --------------- ----------------
            0          (21,935)     (2,694,824)           1,076
            0                0               0          128,685
            0                0               0          360,709
            0            6,034               0            6,034
            0                0        (793,520)        (793,520)
------------- ---------------- --------------- ----------------
            0          (15,901)     (3,488,344)        (297,016)
            0                0               0                0
            0                0               0        2,489,930
            0                0               0          240,298
            0                0               0                0
            0                0               0           15,684
            0                0               0           23,160
            0             (869)              0             (869)
            0                0      (3,294,210)      (3,294,210)
------------- ---------------- --------------- ----------------
$           0 $        (16,770)$    (6,782,554)$       (823,023)
============= ================ =============== ================



     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                      Consolidated Statements of Cash Flows
                         Years Ended February 28 and 29

                                                                                        2005                   2004
                                                                                --------------------   --------------------

CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                                        $         (3,294,210)  $           (793,520)
Adjustments to reconcile net loss to net cash used for development activities.
   Stock issued for services                                                               2,277,202                128,685
   Depreciation                                                                               23,910                  6,650
   Bad debt expense                                                                           93,806                      0
   Loss on fixed asset abandonment                                                            23,064                      0
   Minority interest in consolidated subsidiary income (loss)                                      0                      0
Change in assets and liabilities
   (Increase) decrease in accounts receivable                                                      0                 (1,170)
   (Increase) decrease in prepaid expenses                                                         0                      0
   (Increase) decrease in deposits                                                            10,069                (39,964)
   Increase (decrease) in accounts payable                                                   142,726                 27,163
   Increase (decrease) in accrued expenses                                                   362,850                278,579
   Increase (decrease) in accrued salaries                                                    17,047                  6,831
   Increase (decrease) in VAT payable/receivable                                             (24,260)               (11,192)
                                                                                --------------------   --------------------
Net cash used by development activities                                                     (367,796)              (397,938)
                                                                                --------------------   --------------------
CASH FLOW FROM INVESTING ACTIVITIES:
   Deposit on land                                                                                 0                (34,796)
   Purchase of property and equipment                                                       (176,737)                (4,059)
                                                                                --------------------   --------------------
Net cash used by investing activities                                                       (176,737)               (38,855)
                                                                                --------------------   --------------------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from short-term loan                                                              29,009                      0
   Repayment of short-term loan                                                                    0                      0
   Stock sold for cash                                                                       491,870                360,709
   Receipt of stock subscriptions                                                                  0                      0
   Increase (decrease) of bank overdraft                                                           0                      0
                                                                                --------------------   --------------------
Net cash provided by financing activities                                                    520,879                360,709
                                                                                --------------------   --------------------
Effect of exchange rates on cash                                                              (6,083)                (9,540)
                                                                                --------------------   --------------------
Net increase (decrease) in cash                                                              (29,737)               (85,624)

CASH, beginning of period                                                                     30,788                116,412
                                                                                --------------------   --------------------

CASH, end of period                                                             $              1,051   $             30,788
                                                                                ====================   ====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Non-Cash Financing Activities:
     Common stock issued to pay accrued expenses                                $                  0   $                  0
                                                                                ====================   ====================
     Common stock issued to settle short-term debt                              $                  0   $                  0
                                                                                ====================   ====================



     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Principles.
     The Company Poseidis, Inc. is a Florida chartered corporation which conducts business from its headquarters in West Palm Beach, Florida. The Company was incorporated on June 10, 1998. On May 4, 2000, the Company changed its name to BillyWeb Corp. and on August 28, 2002, to Poseidis, Inc.

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

          e) Property and equipment. All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or

                                 Poseidis, Inc.
                   Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Principles (Continued).
          e) Property and equipment (continued). retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $23,910 and $6,650 for the years ended February 28 and 29, 2005 and 2004, respectively.

          f) Foreign currency  transaction and translation  gains (losses).  The
     principal   operations  of  the  Company  are  located  in  France.   On  a
     consolidated basis the Company's reporting currency is the US Dollar.

(2) Stockholders' Equity. The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 50,120,215 and no shares of common and preferred stock, respectively, issued and outstanding at February 28, 2005.

     In fiscal 2004, the Company sold 96,189 shares of common stock in exchange for $360,709 in cash, or $3.75 per share. In fiscal 2004, the Company also issued 34,316 shares of restricted common stock for services, valued at $128,685, or $3.75 per share.

     In early fiscal 2005, the Company issued 37,751,231 shares of common stock to effectuate an 8 for 1 forward split. In early fiscal 2004, the Company issued 1,993,930 shares of restricted common stock for services, valued at $2,489,930, or $1.25 per share. In early fiscal 2005, the Company sold 189,238 shares of common stock in exchange for $240,298 in cash, or $1.25 per share. In mid-fiscal 2005, the Company issued 4,531,823 shares of common stock to effectuate an 11 for 10 forward split. In late fiscal 2005, the Company issued 104,561 shares of restricted common stock for services, valued at $15,684, or $0.15 per share. In late fiscal 2005, the Company sold 154,399 shares of common stock in exchange for $23,160 in cash, or $0.15 per share.

(3) Income Taxes. Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $6,782,554, expiring $3,294,200, $793,500, $1,306,000, $474,000, $864,300 and $50,700 at
     February 28, 2025,  2024,  2023,  2022,  2021 and 2020,  respectively.  The amount recorded as deferred tax asset as of February 28, 2005 is $2,713,000, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

                                 Poseidis, Inc.
                   Notes to Consolidated Financial Statements

(4) Going Concern. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $6,782,600 for the period from June 10, 1998 (Inception) through February 28, 2005. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     In April 2002, the Company recognized that its plan was not progressing as it had hoped. The Company elected to lay off virtually all of its employees, and pare expenses as dramatically as possible. It then was able to convert its short-term debt and accrued consulting fees into restricted common stock.

(5) Short-Term Notes. Payable During the first and second quarter of 2001, three unrelated parties loaned the Company approximately $110,000 as short-term, non-interest bearing demand notes. In September 2001, the Company repaid approximately $34,000 of those notes. In May 2001, an unrelated third party loaned the Company $10,000 on a short-term demand loan bearing 9% interest, which was repaid in July 2001. In the fourth quarter of fiscal 2002, an unrelated third party loaned the Company $32,000 on a short-term demand loan. In May 2002, the Company agreed to convert the $108,000 remaining balance into 864,000 shares of restricted common stock.

     In June 2004, the Company received a short-term demand loan that carries no stated rate of interest from a third-party corporation in the amount of $29,009.