Form 10QSB
period 2005-05-31
POSEIDIS INC
filed 2005-07-06
CIK 1088399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:  May 31, 2005


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

     Title of each class                             Name of each exchange
                                                      on which registered
           None                                                None
-----------------------------------               -----------------------------<



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

Yes [X] No [_]





     There were 50,353,548 shares of voting common stock of the registrant issued and outstanding as of May 31, 2005.

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

Notes to Consolidated Financial Statements...................................F-6
7

                                 Poseidis, Inc.
                           Consolidated Balance Sheets

                                                                                     May 31,           February 28,
                                                                                       2005                2005
                                                                                ------------------   -----------------
                                                                                   (unaudited)
                                     ASSETS
CURRENT ASSETS

   Cash                                                                         $            2,407   $           1,051
   VAT taxes receivable                                                                     20,892              39,750
   Prepaid expenses                                                                              0                   0
                                                                                ------------------   -----------------

     Total Current Assets                                                                   23,299              40,801
                                                                                ------------------   -----------------

PROPERTY AND EQUIPMENT
   Land                                                                                     39,634              40,863
   Land improvements                                                                       146,974             151,530
   Furniture and fixtures                                                                   21,361              22,705
   Equipment                                                                                29,378              30,806
                                                                                ------------------   -----------------

      Subtotal property and equipment                                                      237,347             245,904
      Less: Accumulated depreciation                                                       (40,337)            (37,144)
                                                                                ------------------   -----------------

            Total Property and Equipment                                                   197,010             208,760
                                                                                ------------------   -----------------

OTHER ASSETS
   Deposits                                                                                 35,060              35,889
                                                                                ------------------   -----------------

            Total Other Assets                                                              35,060              35,889
                                                                                ------------------   -----------------

Total Assets                                                                    $          255,369   $         285,450
                                                                                ==================   =================

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Bank overdraft                                                               $            3,339   $               0
   Accounts payable                                                                        165,036             188,667
   Accrued expenses                                                                        915,945             864,078
   Accrued salaries                                                                         13,285              26,719
   Short-term demand loan                                                                   29,009              29,009
                                                                                ------------------   -----------------

     Total Current Liabilities                                                           1,126,614           1,108,473
                                                                                ------------------   -----------------

Total Liabilities                                                                        1,126,614           1,108,473
                                                                                ------------------   -----------------

Minority Interest in Consolidated Subsidiaries                                                   0                   0
                                                                                ------------------   -----------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $0.0001 par value, authorized 10,000,000
    shares; none issued                                                                          0                   0
 Common stock, $0.0001 par value, authorized 100,000,000 shares;
    50,353,548 and 50,120,215 issued and outstanding,                                        5,035               5,012
  Additional paid in capital                                                             6,006,266           5,971,289
  Accumulated comprehensive income (loss)                                                   45,756             (16,770)
  Accumulated deficit                                                                   (6,928,302)         (6,782,554)
                                                                                ------------------   -----------------

     Total Stockholders' Equity (Deficiency)                                              (871,245)           (823,023)
                                                                                ------------------   -----------------

Total Liabilities and Stockholders' Equity (Deficiency)                         $          255,369   $         285,450
                                                                                ==================   =================


     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                      Consolidated Statements of Operations
                           Three Months Ended May 31,
                                   (Unaudited)

                                                                                  2005                      2004
                                                                        ------------------------ --------------------------
REVENUES                                                                $                      0 $                        0
                                                                        ------------------------ --------------------------
EXPENSES
   General and administrative                                                             54,655                    128,408
   Officer salaries                                                                       26,461                      5,262
   Other salaries                                                                              0                          0
   Consulting fees                                                                        58,958                  2,209,618
   Depreciation                                                                            5,706                      4,328
   Professional fees                                                                           0                          0
   Web site development                                                                        0                          0
                                                                        ------------------------ --------------------------

       Total operating expenses                                                          145,780                  2,347,616
                                                                        ------------------------ --------------------------

Operating income (loss)                                                                 (145,780)                (2,347,616)

OTHER INCOME (EXPENSE)
   Interest income                                                                             0                         37
   Interest expense                                                                          (96)                         0
   Foreign currency transaction gain (loss)                                                  128                          0
                                                                        ------------------------ --------------------------

        Total other income (expense                                                           32                         37
                                                                        ------------------------ --------------------------

Net loss before minority interest                                                       (145,748)                (2,347,579)
Minority interest in consolidated subsidiaries net (income) loss                               0                          0

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain (loss)                                               62,526                      4,912
                                                                        ------------------------ --------------------------




Comprehensive loss                                                      $                (83,222)$               (2,342,667)
                                                                        ======================== ==========================
Net loss per weighted average share, basic                              $                  (0.01)$                     (0.05)
                                                                        ======================== ==========================
Weighted average number of shares                                                     50,236,882                 44,945,222
                                                                        ======================== ==========================








     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)


                                                   Number                               Additional
                                                     of        Preferred     Common      Paid-in
                                                   Shares        Stock       Stock       Capital
                                               -------------- ------------ ---------- --------------
BEGINNING BALANCE, Feb 29, 2000                    48,356,000 $          0 $    4,836 $      930,342

   March 2001 - 1 for 10 reverse split            (43,520,399)           0     (4,352)         4,352
   Shares issued for cash                             226,426            0         23        280,129
   Shares issued for services                          24,969            0          2         27,091
   Other comprehensive income (loss)                        0            0          0              0
   Net loss                                                 0            0          0              0
                                               -------------- ------------ ---------- --------------
BALANCE, February 28, 2002                          5,086,996            0        509      1,241,914
   Shares issued for cash                              10,858            0          1         33,119
   April 2002 - 1 for 10 reverse split             (4,581,795)           0       (458)           458
   Shares issued to pay accrued expenses            1,080,000            0        108        134,892
   Shares issued to settle short-term debt            864,000            0         86        107,914
   Shares issued for stock subscriptions rec.         800,000            0         80         99,920
   Shares issued for services                       1,969,784            0        197        984,695
   Stock subscription received                              0            0          0              0
   Shares issued for cash                              32,685            0          3        114,397
   Other comprehensive income (loss)                        0            0          0              0
   Net loss                                                 0            0          0              0
                                               -------------- ------------ ---------- --------------
BALANCE, February 28, 2003                          5,262,528            0        526      2,717,309
   Shares issued for services                          34,316            0          3        128,682
   Shares issued for cash                              96,189            0         10        360,699
   Other comprehensive income (loss)                        0            0          0              0
   Net loss                                                 0            0          0              0
                                               -------------- ------------ ---------- --------------
BALANCE, February 29, 2004                          5,393,033            0        539      3,206,690
    Forward split - 8 for 1                        37,753,231            0      3,775         (3,775)
   Shares issued for services                       1,993,930            0        199      2,489,731
   Shares issued for cash                             189,238            0         20        240,278
   Forward split - 11 for 10                        4,531,823            0        453           (453)
   Shares issued for services                         104,561            0         11         15,673
   Shares issued for cash                             154,399            0         15         23,145
   Other comprehensive income (loss)                        0            0          0              0
   Net loss                                                 0            0          0              0
                                               -------------- ------------ ---------- --------------
BALANCE, February 29, 2005                         50,120,215            0      5,012      5,971,289
   Shares issued for cash                             233,333            0         23         34,977
   Other comprehensive income (loss)                        0            0          0              0
   Net loss                                                 0            0          0              0
                                               -------------- ------------ ---------- --------------
ENDING BALANCE, May 31, 2005,
(unaudited)                                        50,353,548 $          0 $    5,035 $    6,006,266
                                               ============== ============ ========== ==============







     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)


                Accumulated
    Stock          Comp.                            Total
    Subs.          Income        Accumulated    Stockholders'
 Receivable        (Loss)          Deficit          Equity
------------- ---------------- --------------- ----------------
$           0 $        (11,638)$      (914,821)$          8,719

            0                0               0                0
            0                0               0          280,152
            0                0               0           27,093
            0           (7,688)              0           (7,688)
            0                0        (473,928)        (473,928)
------------- ---------------- --------------- ----------------
            0          (19,326)     (1,388,749)        (165,652)
            0                0               0           33,120
            0                0               0                0
            0                0               0          135,000
            0                0               0          108,000
     (100,000)               0               0                0
            0                0               0          984,892
      100,000                0               0          100,000
            0                0               0          114,400
            0           (2,609)              0           (2,609)
            0                0      (1,306,075)      (1,306,075)
------------- ---------------- --------------- ----------------
            0          (21,935)     (2,694,824)           1,076
            0                0               0          128,685
            0                0               0          360,709
            0            6,034               0            6,034
            0                0        (793,520)        (793,520)
------------- ---------------- --------------- ----------------
            0          (15,901)     (3,488,344)        (297,016)
            0                0               0                0
            0                0               0        2,489,930
            0                0               0          240,298
            0                0               0                0
            0                0               0           15,684
            0                0               0           23,160
            0             (869)              0             (869)
            0                0      (3,294,210)      (3,294,210)
------------- ---------------- --------------- ----------------
            0          (16,770)     (6,782,554)        (823,023)
            0                0               0           35,000
            0           62,526               0           62,526
            0                0        (145,748)        (145,748)
------------- ---------------- --------------- ----------------

$           0 $         45,756 $    (6,928,302)$       (871,245)
============= ================ =============== ================






     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                      Consolidated Statements of Cash Flows
                           Three Months Ended May 31,
                                   (Unaudited)



                                                                                        2005                   2004
                                                                                --------------------    ------------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                                        $           (145,748)   $       (2,347,579)
Adjustments to reconcile net loss to net cash used for development activities:
   Stock issued for services                                                                       0             2,153,804
   Depreciation                                                                                5,706                 4,328
   Minority interest in consolidated subsidiary income (loss)                                      0                     0
Change in assets and liabilities:
   (Increase) decrease in accounts receivable                                                      0                     0
   (Increase) decrease in prepaid expenses                                                         0                     0
   (Increase) decrease in VAT receivable                                                      17,493                   (99)
   (Increase) decrease in deposits                                                              (248)                2,473
   Increase (decrease) in accounts payable                                                   (17,747)                   95
   Increase (decrease) in accrued expenses                                                    38,289                54,081
   Increase (decrease) in accrued salaries                                                   (12,509)                1,533
   Increase (decrease) in VAT payable                                                              0                     0
                                                                                --------------------    ------------------

Net cash used by development activities                                                     (114,764)             (131,364)
                                                                                --------------------    ------------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                              0                     0
                                                                                --------------------    ------------------

Net cash used by investing activities                                                              0                     0
                                                                                --------------------    ------------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Cash acquired in reverse merger                                                                 0                     0
   Proceeds from short-term loans                                                                  0                     0
   Repayment of short-term loan                                                                    0                     0
   Stock sold for cash                                                                        35,000               116,531
   Receipt of stock subscriptions                                                                  0                     0
   Increase of bank overdraft                                                                  3,341                     0
                                                                                --------------------    ------------------

Net cash provided by financing activities                                                     38,341               116,531
                                                                                --------------------    ------------------

Effect of exchange rates on cash                                                              77,779                53,721
                                                                                --------------------    ------------------

Net increase (decrease) in cash                                                                1,356                38,888

CASH, beginning of period                                                                      1,051                30,788
                                                                                --------------------    ------------------

CASH, end of period                                                             $              2,407    $           69,676
                                                                                ====================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Non-Cash Financing Activities:
    Common stock issued to pay accrued expenses                                 $                  0    $                0
                                                                                ====================    ==================
    Common stock issued to settle short-term debt                               $                  0    $                0
                                                                                ====================    ==================


     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                   Notes to Consolidated Financial Statements
                  (Information with respect to the three months
                    ended May 31, 2005 and 2004 is unaudited)

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

     e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $5,706 and $4,328 for the three months ended May 31, 2005 and 2004, respectively.

                                 Poseidis, Inc.
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Principles
     f)  Foreign  currency   transaction  and  translation  gains  (losses)  The
     principal   operations  of  the  Company  are  located  in  France.   On  a
     consolidated basis the Company's reporting currency is the US Dollar.

     h) Interim financial information The financial statements for the three months ended May 31, 2005 and 2004 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 100,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 50,353,548 and no shares of common and preferred stock, respectively, issued and outstanding at May 31, 2005.

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

     In early fiscal 2005, the Company issued 37,751,231 shares of common stock to effectuate an 8 for 1 forward split. In early fiscal 2004, the Company issued 1,993,930 shares of restricted common stock for services, valued at $2,489,930, or $1.25 per share. In early fiscal 2005, the Company sold 189,238 shares of common stock in exchange for $240,298 in cash, or $1.25 per share. In mid- fiscal 2005, the Company issued 4,531,823 shares of common stock to effectuate an 11 for 10 forward split. In late fiscal 2005, the Company issued 104,561 shares of restricted common stock for services, valued at $15,684, or $0.15 per share. In late fiscal 2005, the Company sold 154,399 shares of common stock in exchange for $23,160 in cash, or $0.15 per share.

     In the first quarter of fiscal 2006, the Company increased the authorized common stock from 50,000,000 to 100,000,000 shares. The Company also issued 233,333 shares of common stock in exchange for $35,000 in cash, or $0.15 per share.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $6,928,300, expiring $145,800, $3,295,100, $793,500, $1,306,000, $474,000, $864,300 and
     $50,700 at February  28,  2026,  2025,  2024,  2023,  2022,  2021 and 2020,
     respectively. The amount recorded as deferred tax asset as of May 31, 2005 is $2,771,300, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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

(5) Short-Term Notes Payable In fiscal 2005, the Company received a short-term loan from a third-party in the amount of $29,000. This loan is payable on demand and carries no stated interest rate.

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

Results of Operations For the Three Months Ended May 31, 2005 and 2004.

Financial Condition, Capital Resources and Liquidity

For the three months ended May 31, 2005 and 2004 the Company recorded revenues of $0 and $0 respectively. The Company has no ongoing business generating revenues.

For the three months ended May 31, 2005 and 2004 the Company paid consulting fees of $59,000 and $2,209,600 respectively.

For the three months ended May 31, 2005 and 2004 the Company had, on a consolidated basis, general and administrative expenses of $54,700 and $128,400 respectively.

For the  three  months  ended  May 31,  2005  and  2004 the  Company  had,  on a
consolidated   basis,  total  operating  expenses  of  $145,700  and  $2,347,600 respectively.

Net Losses

For the three months ended May 31, 2005 and 2004, the Company reported a net loss from operations of $145,700 and $2,347,600 respectively.

Liquidity/Working Capital

At May 31, 2005, the Company had cash of $2,400 as compared to $1,100 at February 28, 2005. There can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

The ability of the Company to continue as a going concern is dependent upon its ability to deliver on its commitment to its business plan. The Company is currently negotiating with several accredited investors for a potential cash investment.

Net Operating Loss Carry-forwards

The Company has net operating loss carry-forwards of approximately $6,928,300 expiring $145,800, $3,295,100, $793,500, $1,306,000, $474,000, $864,300 and
$50,700  at  February  28,  2026,   2025,  2024,  2023,  2022,  2021  and  2020,
respectively. The Company has a $2,771,300 deferred tax asset resulting from the loss carry-forwards, for which it has established a one hundred percent (100%) valuation allowance. The Company may not be able to utilize such carry-forwards as the Company has no history of profitable operations.

Employees

At May 31, 2005, the Company had one (1) part-time employee. The Company anticipates that it will rely greatly on the management skills of its officers Louis Pardo and Bernard Bouveret.

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

There have been no changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.



                                     Part II


Item 2. Changes in Securities and Use of Proceeds

During the month of April 2005 the Company issued a total of 233,333 shares of restricted, unregistered common stock for cash proceeds in the amount of $35,000, in order to support short-term working capital requirements. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. This transaction did not involve a public offering, was exempt from registration and all such shares were issued to foreign residents and citizens.

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

10.4       [4]  Contract for Trading Content with Quelm.

10.5       [5]  Lease of real property and exploitation rights between
                Christian Bertheir and Poseidis SAS dated April 10, 2003.

10.6       [5]  Sale of real  property  from  Jacques  Annet  Paul  to  Poseidis
                SAS dated March 26, 2003.

31.1        *   Section 302 Certification by  Chief  Executive Officer and Chief
                Financial Officer.

32.1        *   Sarbanes-Oxley  Certification  by  Chief  Executive  Officer and
                Chief Finacial Officer.
----------------
*    Filed herewith.
[1] Originally filed on June 10, 1999 with the Company's Registration Statement on Form 10-SB.
[2] Originally filed on April 28, 2000 with the Company's Registration Statement on Form S-8.

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

                                 Poseidis, Inc.
                                  (Registrant)



Dated:  July 6, 2005        By: /s/ Louis Pardau dit Pardo
                            ---------------------------------------
                            Louis Pardau dit Pardo, President and Director

                            By: /s/ Bernard Bouverot
                            ---------------------------------------
                            Bernard Bouverot, Secretary, Treasurer and
                            Director

                            By: /s/ Norbert Etienne
                            ---------------------------------------
                            Norbert Etienne, Director