Form 10QSB
period 2005-08-31
POSEIDIS INC
filed 2005-10-17
CIK 1088399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  August 31, 2005

Commission File No.:  0-26329

                                 Poseidis, Inc.
   ---------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

               Florida                                     65-0867538
-------------------------------------      -------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
   (of incorporation or organization)

Registrant's telephone number:  (561) 832-5696

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

        Yes [X] No [_]



     There were 51,024,328 shares of voting common stock of the registrant issued and outstanding as of August 31, 2005.

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

                                 Poseidis, Inc.
                           Consolidated Balance Sheets

                                                                                    August 31,         February 28,
                                                                                       2005                2005
                                                                                ------------------   ----------------
                                                                                   (unaudited)
                                          ASSET
CURRENT ASSETS
   Cash                                                                         $           74,874   $          1,051
   VAT taxes receivable                                                                     20,059             39,750
   Prepaid expenses                                                                              0                  0
                                                                                ------------------   ----------------
     Total Current Assets                                                                   94,933             40,801
                                                                                ------------------   ----------------
PROPERTY AND EQUIPMENT
   Land                                                                                     36,162             40,863
   Land improvements                                                                       134,097            151,530
   Furniture and fixtures                                                                   20,892             22,705
   Equipment                                                                                27,867             30,806
                                                                                ------------------   ----------------
      Subtotal property and equipment                                                      219,018            245,904
      Less: Accumulated depreciation                                                       (54,283)           (37,144)
                                                                                ------------------   ----------------
            Total Property and Equipment                                                   164,735            208,760
                                                                                ------------------   ----------------
OTHER ASSETS
   Deposits                                                                                 31,989             35,889
                                                                                ------------------   ----------------
            Total Other Assets                                                              31,989             35,889
                                                                                ------------------   ----------------
Total Assets                                                                    $          291,657   $        285,450
                                                                                ==================   ================
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Bank overdraft                                                               $                0   $              0
   Accounts payable                                                                        239,256            188,667
   Accrued expenses                                                                        842,075            864,078
   Accrued salaries                                                                         11,825             26,719
   Short-term demand loan                                                                  179,009             29,009
                                                                                ------------------   ----------------
     Total Current Liabilities                                                           1,272,165          1,108,473
                                                                                ------------------   ----------------
Total Liabilities                                                                        1,272,165          1,108,473
                                                                                ------------------   ----------------
Minority Interest in Consolidated Subsidiaries                                                   0                  0
                                                                                ------------------   ----------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $0.0001 par value, authorized 10,000,000
    shares; none issued                                                                          0                  0
 Common stock, $0.0001 par value, authorized 100,000,000 shares;
    51,024,328 and 50,120,215 issued and outstanding,                                        5,102              5,012
  Additional paid in capital                                                             6,057,513          5,971,289
  Accumulated comprehensive income (loss)                                                   63,851            (16,770)
  Accumulated deficit                                                                   (7,106,974)        (6,782,554)
                                                                                ------------------   ----------------
     Total Stockholders' Equity (Deficiency)                                              (980,508)          (823,023)
                                                                                ------------------   ----------------
Total Liabilities and Stockholders' Equity (Deficiency)                         $          291,657   $        285,450
                                                                                ==================   ================


     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended                Six Months Ended
                                                               August 31,                       August 31,
                                                   ---------------------------------- ---------------------------------
                                                         2005             2004             2005             2004
                                                   ------------------ --------------- ---------------- ----------------

REVENUES                                           $                0 $             0 $              0 $              0
                                                   ------------------ --------------- ---------------- ----------------
EXPENSES
   General and administrative                                  43,122         246,385          124,238          374,793
   Officer salaries                                                 0           2,363                0            7,625
   Other salaries                                                   0               0                0                0
   Consulting fees                                             56,059         179,162          115,017        2,388,780
   Professional fees                                           65,500          29,009           65,500           29,009
   Depreciation                                                13,865           4,257           19,571            8,585
                                                   ------------------ --------------- ---------------- ----------------
       Total operating expenses                               178,546         461,176          324,326        2,808,792
                                                   ------------------ --------------- ---------------- ----------------
Operating income (loss)                                      (178,546)       (461,176)        (324,326)      (2,808,792)

OTHER INCOME (EXPENSE)
   Bad debt expense                                                 0          97,734                0           97,734
   Interest expense                                                 2               0              (94)               0
                                                   ------------------ --------------- ---------------- ----------------
        Total other income (expense)                                2          97,734              (94)          97,734
                                                   ------------------ --------------- ---------------- ----------------
Net loss before minority interest                            (178,544)       (363,442)        (324,420)      (2,711,058)
Minority interest in consolidated
subsidiaries net (income) loss                                      0               0                0                0

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain (loss)                   (15,425)         12,499           47,081           17,411
                                                   ------------------ --------------- ---------------- ----------------

Comprehensive loss                                 $         (193,969)$      (350,943)$       (277,339)$     (2,693,647)
                                                   ================== =============== ================ ================
Net loss per weighted average share, basic         $            (0.01)$         (0.02)$          (0.01)$          (0.06)
                                                   ================== =============== ================ ================
Weighted average number of shares                          50,735,689      45,075,592       50,487,553       45,107,242
                                                   ================== =============== ================ ================










     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)



                                              Number                          Additional
                                                of        Preferred   Common   Paid-in
                                              Shares        Stock     Stock    Capital
                                            ------------ ---------- -------- -----------
BEGINNING BALANCE, Feb 29, 2000               48,356,000 $        0 $  4,836 $   930,342

   March 2001 - 1 for 10 reverse split       (43,520,399)         0   (4,352)      4,352
   Shares issued for cash                        226,426          0       23     280,129
   Shares issued for services                     24,969          0        2      27,091
   Other comprehensive income (loss)                   0          0        0           0
   Net loss                                            0          0        0           0
                                            ------------ ---------- -------- -----------
BALANCE, February 28, 2002                     5,086,996          0      509   1,241,914
   Shares issued for cash                         10,858          0        1      33,119
   April 2002 - 1 for 10 reverse split        (4,581,795)         0     (458)        458
   Shares issued to pay accrued expenses       1,080,000          0      108     134,892
   Shares issued to settle short-term debt       864,000          0       86     107,914
   Shares issued for stock subs rec.             800,000          0       80      99,920
   Shares issued for services                  1,969,784          0      197     984,695
   Stock subscription received                         0          0        0           0
   Shares issued for cash                         32,685          0        3     114,397
   Other comprehensive income (loss)                   0          0        0           0
   Net loss                                            0          0        0           0
                                            ------------ ---------- -------- -----------
BALANCE, February 28, 2003                     5,262,528          0      526   2,717,309
   Shares issued for services                     34,316          0        3     128,682
   Shares issued for cash                         96,189          0       10     360,699
   Other comprehensive income (loss)                   0          0        0           0
   Net loss                                            0          0        0           0
                                            ------------ ---------- -------- -----------
BALANCE, February 29, 2004                     5,393,033          0      539   3,206,690
    Forward split - 8 for 1                   37,753,231          0    3,775      (3,775)
   Shares issued for services                  1,993,930          0      199   2,489,731
   Shares issued for cash                        189,238          0       20     240,278
   Forward split - 11 for 10                   4,531,823          0      453        (453)
   Shares issued for services                    104,561          0       11      15,673
   Shares issued for cash                        154,399          0       15      23,145
   Other comprehensive income (loss)                   0          0        0           0
   Net loss                                            0          0        0           0
                                            ------------ ---------- -------- -----------
BALANCE, February 29, 2005                    50,120,215          0    5,012   5,971,289
   Shares issued for cash                        904,113          0       90      86,224
   Other comprehensive income (loss)                   0          0        0           0
   Net loss                                            0          0        0           0
                                            ------------ ---------- -------- -----------
ENDING BALANCE, August 31, 2005,
(unaudited)                                   51,024,328 $        0 $  5,102 $ 6,057,513
                                            ============ ========== ======== ===========

                            [Continued on next page]


     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)
                                  (Continued)

             Accumulated
    Stock       Comp.                        Total
    Subs.      Income      Accumulated  Stockholders'
 Receivable    (Loss)        Deficit        Equity
----------- ------------ ------------- --------------

$         0 $    (11,638)$    (914,821)$        8,719

          0            0             0              0
          0            0             0        280,152
          0            0             0         27,093
          0       (7,688)            0         (7,688)
          0            0      (473,928)      (473,928)
----------- ------------ ------------- --------------
          0      (19,326)   (1,388,749)      (165,652)
          0            0             0         33,120
          0            0             0              0
          0            0             0        135,000
          0            0             0        108,000
   (100,000)           0             0              0
          0            0             0        984,892
    100,000            0             0        100,000
          0            0             0        114,400
          0       (2,609)            0         (2,609)
          0            0    (1,306,075)    (1,306,075)
----------- ------------ ------------- --------------
          0      (21,935)   (2,694,824)         1,076
          0            0             0        128,685
          0            0             0        360,709
          0        6,034             0          6,034
          0            0      (793,520)      (793,520)
----------- ------------ ------------- --------------
          0      (15,901)   (3,488,344)      (297,016)
          0            0             0              0
          0            0             0      2,489,930
          0            0             0        240,298
          0            0             0              0
          0            0             0         15,684
          0            0             0         23,160
          0         (869)            0           (869)
          0            0    (3,294,210)    (3,294,210)
----------- ------------ ------------- --------------
          0      (16,770)   (6,782,554)      (823,023)
          0            0             0         86,314
          0      (47,081)            0        (47,081)
          0            0      (324,420)      (324,420)
----------- ------------ ------------- --------------

$         0 $    (63,851)$  (7,106,974)$   (1,108,210)
=========== ============ ============= ==============


     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                      Consolidated Statements of Cash Flows
                           Six Months Ended August 31,
                                   (Unaudited)

                                                                                       2005                  2004
                                                                                -------------------    -----------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                                        $          (324,420)   $      (2,711,058)
Adjustments to reconcile net loss to net cash used for development activities:
   Stock issued for services                                                                      0            2,277,202
   Depreciation                                                                              19,571                8,585
   Bad debt expense                                                                               0               97,734
   Minority interest in consolidated subsidiary income (loss)                                     0                    0
Change in assets and liabilities:
   (Increase) decrease in accounts receivable                                                     0                    0
   (Increase) decrease in prepaid expenses                                                        0                    0
   (Increase) decrease in VAT receivable                                                     16,113               (7,364)
   (Increase) decrease in deposits                                                             (244)               4,973
   Increase (decrease) in accounts payable                                                   76,999               23,869
   Increase (decrease) in accrued expenses                                                   48,425              167,675
   Increase (decrease) in accrued salaries                                                  (12,597)              (4,811)
                                                                                -------------------    -----------------
Net cash used by development activities                                                    (176,153)            (143,195)
                                                                                -------------------    -----------------
CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                             0              (22,783)
                                                                                -------------------    -----------------
Net cash used by investing activities                                                             0              (22,783)
                                                                                -------------------    -----------------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from short-term loans                                                           150,000               29,009
   Repayment of short-term loan                                                                   0                    0
   Stock sold for cash                                                                       86,314              220,368
   Receipt of stock subscriptions                                                                 0                    0
   Increase of bank overdraft                                                                 3,341                    0
                                                                                -------------------    -----------------
Net cash provided by financing activities                                                   239,655              249,377
                                                                                -------------------    -----------------
Effect of exchange rates on cash                                                             10,321               (6,711)
                                                                                -------------------    -----------------
Net increase (decrease) in cash                                                              73,823               76,688

CASH, beginning of period                                                                     1,051               30,788
                                                                                -------------------    -----------------
CASH, end of period                                                             $            74,874    $         107,476
                                                                                ===================    =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Non-Cash Financing Activities:
    Common stock issued to pay accrued expenses                                 $                 0    $               0
                                                                                ===================    =================
    Common stock issued to settle short-term debt                               $                 0    $               0
                                                                                ===================    =================


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

     e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $19,571 and $8,585 for the six months ended August 31, 2005 and 2004, respectively.

     f)  Foreign  currency   transaction  and  translation  gains  (losses)  The
     principal   operations  of  the  Company  are  located  in  France.   On  a
     consolidated basis the Company's reporting currency is the US Dollar.

     h) Interim financial information The financial statements for the six months ended August 31, 2005 and 2004 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

(2) Stockholders' Equity. The Company has authorized 100,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 50,353,548 and no shares of common and preferred stock, respectively, issued and outstanding at May 31, 2005.

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

                                 Poseidis, Inc.
                   Notes to Consolidated Financial Statements


(2) Stockholders' Equity, continued. In the first quarter of fiscal 2006, the Company increased the authorized common stock from 50,000,000 to 100,000,000 shares. The Company issued 233,333 shares of common stock in exchange for $35,000 in cash, or $0.15 per share. In the second quarter of fiscal 2006, the Company issued 670,780 shares of common stock in exchange for $51,314 in cash, or $0.0765 per share

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $7,107,000, expiring $324,400, $3,295,100, $793,500, $1,306,000, $474,000, $864,300 and
     $50,700 at February  28,  2026,  2025,  2024,  2023,  2022,  2021 and 2020,
     respectively. The amount recorded as deferred tax asset as of August 31, 2005 is $2,775,000, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4) Going Concern As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $7,107,000 for the period from June 10, 1998 (Inception) through August 31, 2005. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     In April 2002, the Company recognized that its plan was not progressing as it had hoped. The Company elected to lay off virtually all of its employees, and pare expenses as dramatically as possible. It then was able to convert its short-term debt and accrued consulting fees into restricted common stock. In August 2005, the Company entered into an agreement with Cornell Capitial of New Jersey, for financing of up to $8,000,000.


(5) Short-Term Notes Payable In fiscal 2005, the Company received a short-term loan from a third-party in the amount of $29,000. This loan is payable on demand and carries no stated interest rate.

     In August 2005, the Company issued a Secured Convertible Debenture in exchange for $150,000 in cash. This Debenture is due May 26, 2006, and carries an interest rate of 12%. The Debenture was issued to Cornell Capital Partners, LP as part and parcel to the $8,000,000 Standby Equity Distribution Agreement with Cornell Capital, more fully discussed in the Company's Form 8-K. The Debentures are convertible into shares of our common stock at the option of Cornell Capital, subject to certain limitations including that Cornell Capital may not convert the Debenture for a number of shares in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of our common stock beneficially held by Cornell Capital to exceed 4.9% of our then outstanding common stock. Upon an uncured event of default, the conversion price is reduced to $0.0124 per share. We are permitted to redeem all or a portion of the Debentures. In the event the closing bid price for our stock on a redemption date is greater than the Debenture's conversion price, we must pay a redemption premium of 20% of the amount of redeemed in addition to such redemption.

                                 Poseidis, Inc.
                   Notes to Consolidated Financial Statements


(6) Standby Equity Distribution. Agreement On August 26, 2005, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP ("Cornell Capital"), pursuant to which we may, at our discretion, periodically sell to Cornell Capital shares of our common stock for a total purchase price of up to $8,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital will pay us 96% of the lowest closing bid price of our common stock as quoted on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the date we deliver a notice requiring Cornell Capital to purchase our shares under the Standby Equity Distribution Agreement.

     Cornell Capital's obligation to purchase shares of our common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including our obtaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution Agreement (the "Registration Statement") and is limited to $300,000 per weekly advance.

     The commitment period under the Standby Equity Distribution Agreement commences on the earlier to occur of (i) the date that the Registration Statement is declared effective by the Securities and Exchange Commission (the "Effective Date"), or (ii) such earlier date as we and Cornell Capital may mutually agree in writing. The commitment period under the Standby Equity Distribution Agreement expires on the earliest to occur of (i) the date on which Cornell Capital has purchased an aggregate amount of $8,000,000 shares of our common stock under the Standby Equity Distribution Agreement, (ii) the date occurring twenty-four months after the Effective Date, or (iii) the date the Agreement is earlier terminated (in the event that (x) there occurs any stop order or suspension of the effectiveness of the Registration Statement for an aggregate of fifty trading days, other than due to the acts of Cornell Capital, during the commitment period, and
     (y) we fail materially to comply with any of the covenants contained in the Standby Equity Distribution Agreement and such failure is not cured within thirty days after receipt of written notice from Cornell Capital, provided, however, that this termination provision does not apply to any period commencing upon the filing of a post-effective amendment to the Registration Statement and ending upon the date on which such post effective amendment is declared effective by the SEC).

     We have agreed to pay Cornell Capital 5% of the proceeds that we receive from each advance under the Standby Equity Distribution Agreement. In addition, upon our obtaining shareholder approval and filing an amendment to our Certificate of Incorporation to increase our authorized common stock, we will pay Cornell Capital a commitment fee by issuing shares of our common stock in an amount equal to $320,000 at a price per share that is the lowest closing bid price of our common stock, as quoted by Bloomberg, LP during the five trading days immediately preceding the filing of the amendment to our Certificate of Incorporation as described above. In addition, we have issued to Cornell Capital a warrant to purchase 500,000 shares of our common stock at an exercise price of $0.12 per share.

     We also paid Yorkville Advisors Management, LLC a fee of $15,000 for structuring in connection with this transaction and $10,000 for due diligence expenses.

     We have agreed to pay the placement agent a fee of $10,000 in our common stock under a placement agent agreement relating to the Standby Equity
     Distribution Agreement. These shares will be issued upon our obtaining shareholder approval and filing an amendment to our Certificate of Incorporation to increase our authorized common stock as described above and will be at a price per share that is the lowest closing bid price of our common stock, as quoted by Bloomberg LP during the five trading days immediately preceding the filing of the amendment to our Certificate of Incorporation.

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

Results of Operations For the Three Months Ended August 31, 2005 and 2004.

Financial Condition, Capital Resources and Liquidity

     For the three months ended August 31, 2005 and 2004 the Company recorded revenues of $0 and $0 respectively. The Company has no ongoing business generating revenues.

     For the three months ended August 31, 2005 and 2004 the Company paid consulting fees of $56,100 and $179,200 respectively.

     For the three months ended August 31, 2005 and 2004 the Company had, on a consolidated basis, general and administrative expenses of $43,100 and $246,200 respectively.

     For the three  months  ended August 31, 2005 and 2004 the Company had, on a
consolidated   basis,   total  operating   expenses  of  $178,500  and  $461,200
respectively.

Net Losses

     For the three months ended August 31, 2005 and 2004, the Company reported a net loss from operations of $178,600 and $461,200 respectively.

Results of Operations For the Six Months Ended August 31, 2005 and 2004.

Financial Condition, Capital Resources and Liquidity

     For the six months ended August 31, 2005 and 2004 the Company recorded revenues of $0 and $0 respectively. The Company has no ongoing business generating revenues.

     For the six months ended August 31, 2005 and 2004 the Company paid consulting fees of $115,000 and $2,388,800 respectively.

     For the six months ended August 31, 2005 and 2004 the Company had, on a consolidated basis, general and administrative expenses of $124,200 and $374,800 respectively.

     For the six months  ended  August 31, 2005 and 2004 the  Company  had, on a
consolidated   basis,  total  operating  expenses  of  $324,300  and  $2,808,800 respectively.

Net Losses

     For the six months ended August 31, 2005 and 2004, the Company reported a net loss from operations of $324,400 and $2,711,100 respectively.

Liquidity/Working Capital

     At August 31, 2005, the Company had cash of $74,900 as compared to $1,100 at February 28, 2005. There can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

     The ability of the Company to continue as a going concern is dependent upon its ability to deliver on its commitment to its business plan. The Company is currently negotiating with several accredited investors for a potential cash investment.

     On August 26, 2005, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP ("Cornell Capital"), pursuant to which we may, at our discretion, periodically sell to Cornell Capital shares of our common stock for a total purchase price of up to $8,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital will pay us 96% of the lowest closing bid price of our common stock as quoted on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the date we deliver a notice requiring Cornell Capital to purchase our shares under the Standby Equity Distribution Agreement.

     Cornell Capital's obligation to purchase shares of our common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including our obtaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution Agreement (the "Registratin Statement") and is limited to $300,000 per weekly advance.

     The commitment period under the Standby Equity Distribution Agreement commences on the earlier to occur of (i) the date that the Registration Statement is declared effective by the Securities and Exchange Commission (the "Effective Date"), or (ii) such earlier date as we and Cornell Capital may mutually agree in writing.

     The commitment period under the Standby Equity Distribution Agreement expires on the earliest to occur of (i) the date on which Cornell Capital has purchased an aggregate amount of $8,000,000 shares of our common stock under the Standby Equity Distribution Agreement, (ii) the date occurring twenty-four months after the Effective Date, or (iii) the date the Agreement is earlier terminated (in the event that (x) there occurs any stop order or suspension of the effectiveness of the Registration Statement for an aggregate of fifty trading days, other than due to the acts of Cornell Capital, during the commitment period, and (y) we fail materially to comply with any of the covenants contained in the Standby Equity Distribution Agreement and such failure is not cured within thirty days after receipt of written notice from Cornell Capital, provided, however, that this termination provision does not apply to any period commencing upon the filing of a post-effective amendment to the Registration Statement and ending upon the date on which such post effective amendment is declared effective by the SEC).

     We have agreed to pay Cornell Capital 5% of the proceeds that we receive from each advance under the Standby Equity Distribution Agreement. In addition, upon our obtaining shareholder approval and filing an amendment to our Certificate of Incorporation to increase our authorized common stock, we will pay Cornell Capital a commitment fee by issuing shares of our common stock in an amount equal to $320,000 at a price per share that is the lowest closing bid price of our common stock, as quoted by Bloomberg, LP during the five trading days immediately preceding the filing of the amendment to our Certificate of Incorporation as described above. In addition, we have issued to Cornell Capital a warrant to purchase 500,000 shares of our common stock at an exercise price of $0.12 per share.

     We also paid Yorkville Advisors Management, LLC a fee of $15,000 for structuring in connection with this transaction and $10,000 for due diligence expenses.

     We have agreed to pay the placement agent a fee of $10,000 in our common stock under a placement agent agreement relating to the Standby Equity
Distribution Agreement. These shares will be issued upon our obtaining shareholder approval and filing an amendment to our Certificate of Incorporation to increase our authorized common stock as described above and will be at a price per share that is the lowest closing bid price of our common stock, as quoted by Bloomberg LP during the five trading days immediately preceding the filing of the amendment to our Certificate of Incorporation.

Securities Purchase Agreement

     On August 26, 2005, we entered into a Securities Purchase Agreement with Cornell Capital pursuant to which we issued a secured convertible debenture in the principal amount of $150,000 (the "First Debenture"). Upon the satisfaction of certain conditions (including the shareholder approval and amendment to our Certificate of Incorporation as described above and the preparation of a registration statement (the "Debenture Registration Statement") covering the shares of our common stock issuable upon conversion of the Debentures), we will issue a second debenture in the principal amount of $150,000 to Cornell Capital (the "Second Debenture" and collectively with the First Debenture the "Debentures"). The Debentures have a nine-month term and accrue interest at 12% per year.

     The Debentures are convertible into shares of our common stock. The First Debenture is convertible, and the Second Debenture will be convertible, at a price per share of $0.0497, as adjusted in accordance with the terms of the Debentures.

     The Debentures are convertible into shares of our common stock at the option of Cornell Capital, subject to certain limitations including that Cornell Capital may not convert the Debenture for a number of shares in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of our common stock beneficially held by Cornell
Capital to exceed 4.9% of our then outstanding common stock. Upon an uncured event of default, the conversion price is reduced to $0.0124 per share. We are permitted to redeem all or a portion of the Debentures. In the event the closing bid price for our stock on a redemption date is greater than the Debenture's conversion price, we must pay a redemption premium of 20% of the amount of redeemed in addition to such redemption.

     We have granted a security interest to Cornell Capital covering substantially all of our assets to secure the obligations under the Debentures. Three of our shareholders (including Louis Pardo) have pledged an aggregate of approximately 18 million shares of our stock to further secure our obligations. These pledged shares will be replaced by the Company's pledge of approximately $1,500,000 of the common stock upon our obtaining the shareholder approval and filing the amendment to our Certificate of Incorporation as described above.

     Issuance of the securities sold was exempt from registration pursuant to Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act. The Debentures were sold to one accredited investor in a private placement without the use of any form of general solicitation or advertising.

Net Operating Loss Carry-forwards

     The Company has net operating loss carry-forwards of approximately $7,107,000 expiring $324,400, $3,295,100, $793,500, $1,306,000, $474,000,
$864,300 and $50,700 at February 28, 2026,  2025,  2024,  2023,  2022,  2021 and
2020, respectively. The Company has a $2,775,000 deferred tax asset resulting from the loss carry-forwards, for which it has established a one hundred percent (100%) valuation allowance. The Company may not be able to utilize such carry-forwards as the Company has no history of profitable operations.

Employees

     At August 31, 2005, the Company had one (1) part-time employee. The Company anticipates that it will rely greatly on the management skills of its officers Louis Pardo and Bernard Bouveret.

Research and Development Plans

     For the next three months there is not a plan for funding extensive research and development efforts.


Item 3. Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

                                     PART II


Item 2. Changes in Securities and Use of Proceeds

     During the six months ended August 31, 2005 the Company issued a total of 904,113 shares of restricted, unregistered common stock for cash proceeds in the amount of $86,300, in order to support short-term working capital requirements. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D and/or Regulation S promulgated thereunder. This transaction did not involve a public offering, was exempt from registration and all such shares were issued to foreign residents and citizens.


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

10.3       [4]  Contract for Trading Content with Eurekan Multimedia, SA.

10.4       [4]  Contract for Trading Content with Quelm.

10.5       [5] Lease of real property and exploitation  rights between Christian
               Bertheir and Poseidis SAS dated April 10, 2003.

10.6       [5]  Sale of real  property  from  Jacques  Annet  Paul  to  Poseidis
                SAS dated March 26, 2003.

10.7       [6] Standby Equity Distribution Agreement dated as of August 26, 2005 between the Company and Cornell Capital Partners, LP

10.8       [6] Registration Rights Agreement dated as of August 26, 2005 between the Company and Cornell Capital Partners, LP

10.9       [6] Securities Purchase Agreement dated as of August 26, 2005 between the Company and Cornell Capital Partners, LP (Exhibits omitted)

10.10      [6] Security  Agreement  dated as of  August  26,  2005  between  the
               Company and Cornell Capital Partners, LP

10.11      [6] Investor  Registration  Rights  Agreement  dated as of August 26,
               2005 between the Company and Cornell Capital Partners, LP

10.12      [6] Insider Pledge  Agreement dated as of August 26, 2005 among Louis
               Pardo dit Pardo, Cornell Capital Partners, LP, Poseidis, Inc., and David Gonzalez (Escrow Agent)

10.13      [6] Insider  Pledge  Agreement  dated as of  August  26,  2005  among
               Christophe Giovannetti, Cornell Capital Partners, LP, Poseidis, Inc., and David Gonzalez (Escrow Agent)

10.14      [6] Insider  Pledge  Agreement  dated as of August 26, 2005 among DMI
               Joaillerie Paris, Cornell Capital Partners, LP, Poseidis, Inc., and David Gonzalez (Escrow Agent)

31.1        *  Section 302 Certification  by  Chief  Executive Officer and Chief
               Financial Officer.

32.1        *  Sarbanes-Oxley  Certification  by  Chief  Executive  Officer  and
               Chief Financial Officer.

99.1       [6] Warrant  dated as of August 26,  2005  issued to Cornell  Capital
               Partners, LP (500,000 shares)

99.2       [6] Secured Convertible Debenture  dated as of August 26, 2005 issued to Cornell Capital Partners, LP

99.3       [6] Warrant  dated as of August 26,  2005  issued to Cornell  Capital
               Partners, LP (1,250,000 shares)
----------------

* Filed herewith.

[1] Originally filed on June 10, 1999 with the Company's Registration Statement on Form 10-SB.
[2] Originally filed on April 28, 2000 with the Company's Registration Statement on Form S-8.
[3] Originally filed on May 16, 2000 with the Company's Current Report on Form 8-K.
[4] Originally filed on July 17, 2000 with the Company's Quarterly Report on Form 10QSB.
[5] Originally filed on June 17, 2003 with the Company's Annual Report on Form 10KSB.
[6] Originally filed on September 1, 2005 with the Company's Current Report on Form 8-K.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Poseidis, Inc.
                                  (Registrant)



Dated:  October 13, 2005


                              By: /s/ Louis Pardau dit Pardo
                                 ------------------------------
                                 Louis Pardau dit Pardo, President and Director