Form 10QSB
period 2005-11-30
POSEIDIS INC
filed 2006-01-24
CIK 1088399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:  November 30, 2005


Commission File No.:  0-26329



                                 Poseidis, Inc.
   -----------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


               Florida                                     65-0867538
-------------------------------------      -------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
   (of incorporation or organization)


Registrant's telephone number:  (561) 832-5696


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

         Yes [X] No [_]



There were 65,995,800 shares of voting common stock of the registrant issued and outstanding as of November 30, 2005.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                                 Poseidis, Inc.
                           Consolidated Balance Sheets

                                                                         November 30,         February 28,
                                                                             2005                 2005
                                                                      -------------------  ------------------
                                                                          (unaudited)
                                ASSETS
CURRENT ASSETS
   Cash                                                               $            21,703  $            1,051
   VAT taxes receivable                                                            19,720              39,750
   Prepaid expenses                                                                     0                   0
                                                                      -------------------  ------------------
     Total Current Assets                                                          41,423              40,801
                                                                      -------------------  ------------------
PROPERTY AND EQUIPMENT
   Land                                                                            36,127              40,863
   Land improvements                                                              133,969             151,530
   Furniture and fixtures                                                          20,625              22,705
   Equipment                                                                       27,653              30,806
                                                                      -------------------  ------------------
      Subtotal property and equipment                                             218,374             245,904
      Less: Accumulated depreciation                                              (51,668)            (37,144)
                                                                      -------------------  ------------------
            Total Property and Equipment                                          166,706             208,760
                                                                      -------------------  ------------------
OTHER ASSETS
   Deposits                                                                        24,407              35,889
                                                                      -------------------  ------------------
            Total Other Assets                                                     24,407              35,889
                                                                      -------------------  ------------------
Total Assets                                                          $           232,536  $          285,450
                                                                      ===================  ==================
              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                               155,137             188,667
   Accrued expenses                                                               889,371             864,078
   Accrued salaries                                                                11,536              26,719
   Short-term demand loans                                                        329,009              29,009
                                                                      -------------------  ------------------
     Total Current Liabilities                                                  1,385,053           1,108,473
                                                                      -------------------  ------------------
Total Liabilities                                                               1,385,053           1,108,473
                                                                      -------------------  ------------------
Minority Interest in Consolidated Subsidiaries                                          0                   0
                                                                      -------------------  ------------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $0.0001 par value, authorized 10,000,000
    shares; none issued                                                                 0                   0
 Common stock, $0.0001 par value, authorized 100,000,000 shares;
    65,995,800 and 50,120,215 issued and outstanding,                               6,600               5,012
  Additional paid in capital                                                    6,804,590           5,971,289
  Accumulated comprehensive income (loss)                                          12,402             (16,770)
  Accumulated deficit                                                          (7,976,109)         (6,782,554)
                                                                      -------------------  ------------------
     Total Stockholders' Equity (Deficiency)                                   (1,152,517)           (823,023)
                                                                      -------------------  ------------------
Total Liabilities and Stockholders' Equity (Deficiency)               $           232,536  $          285,450
                                                                      ===================  ==================


     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                         Three Months Ended               Nine Months Ended
                                                            November 30,                     November 30,
                                                  -------------------------------- --------------------------------
                                                        2005            2004            2005             2004
                                                  ---------------- --------------- --------------- ----------------

REVENUES                                          $              0 $             0 $             0 $              0
                                                  ---------------- --------------- --------------- ----------------

EXPENSES
   General and administrative                               33,938          30,836         158,176          405,629
   Officer salaries                                              0          35,907               0           43,532
   Consulting fees                                         739,455         155,792         854,473        2,544,572
   Professional fees                                        90,825          19,085         156,325           48,094
   Depreciation                                              4,818           6,251          24,389           14,836
                                                  ---------------- --------------- --------------- ----------------

       Total operating expenses                            869,036         247,871       1,193,363        3,056,663
                                                  ---------------- --------------- --------------- ----------------

Operating income (loss)                                   (869,036)       (247,871)     (1,193,363)      (3,056,663)

OTHER INCOME (EXPENSE)
   Bad debt expense                                              0               0               0          (98,005)
   Interest expense                                            (98)              0            (192)               0
                                                  ---------------- --------------- --------------- ----------------

        Total other income (expense)                           (98)              0            (192)         (98,005)
                                                  ---------------- --------------- --------------- ----------------

Net loss before minority interest                         (869,134)       (247,871)     (1,193,555)      (3,154,668)
Minority interest in consolidated subsidiaries net
(income) loss                                                    0               0               0                0

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain (loss)                 51,449           1,757           4,368           19,168
                                                  ---------------- --------------- --------------- ----------------

Comprehensive loss                                $       (817,685)$      (246,114)$    (1,189,187)$     (3,135,500)
                                                  ================ =============== =============== ================
Net loss per weighted average share, basic        $          (0.01)$         (0.01)$         (0.02)$          (0.06)
                                                  ================ =============== =============== ================
Weighted average number of shares                       65,995,800      49,856,471      65,995,800       49,804,481
                                                  ================ =============== =============== ================




     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)



                                           Number                         Additional
                                             of      Preferred   Common     Paid-in
                                           Shares      Stock      Stock     Capital
                                        ------------ ---------- --------- -----------
BEGINNING BALANCE, Feb 29, 2000           48,356,000 $        0 $   4,836 $   930,342

   March 2001 - 1 for 10 reverse split   (43,520,399)         0    (4,352)      4,352
   Shares issued for cash                    226,426          0        23     280,129
   Shares issued for services                 24,969          0         2      27,091
   Other comprehensive income (loss)               0          0         0           0
   Net loss                                        0          0         0           0
                                        ------------ ---------- --------- -----------
BALANCE, February 28, 2002                 5,086,996          0       509   1,241,914
   Shares issued for cash                     10,858          0         1      33,119
   April 2002 - 1 for 10 reverse split    (4,581,795)         0      (458)        458
   Shares issued to pay accrued expenses   1,080,000          0       108     134,892
   Shares issued to settle short-term debt   864,000          0        86     107,914
   Shares issued for stock subs rec.         800,000          0        80      99,920
   Shares issued for services              1,969,784          0       197     984,695
   Stock subscription received                     0          0         0           0
   Shares issued for cash                     32,685          0         3     114,397
   Other comprehensive income (loss)               0          0         0           0
   Net loss                                        0          0         0           0
                                        ------------ ---------- --------- -----------
BALANCE, February 28, 2003                 5,262,528          0       526   2,717,309
   Shares issued for services                 34,316          0         3     128,682
   Shares issued for cash                     96,189          0        10     360,699
   Other comprehensive income (loss)               0          0         0           0
   Net loss                                        0          0         0           0
                                        ------------ ---------- --------- -----------
BALANCE, February 29, 2004                 5,393,033          0       539   3,206,690
    Forward split - 8 for 1               37,753,231          0     3,775      (3,775)
   Shares issued for services              1,993,930          0       199   2,489,731
   Shares issued for cash                    189,238          0        20     240,278
   Forward split - 11 for 10               4,531,823          0       453        (453)
   Shares issued for services                104,561          0        11      15,673
   Shares issued for cash                    154,399          0        15      23,145
   Other comprehensive income (loss)               0          0         0           0
   Net loss                                        0          0         0           0
                                        ------------ ---------- --------- -----------
BALANCE, February 29, 2005                50,120,215          0     5,012   5,971,289
   Shares issued for cash                    904,113          0        90      86,224
   Shares issued for services             14,971,472          0     1,498     747,076
   Other comprehensive income (loss)               0          0         0           0
   Net loss                                        0          0         0           0
                                        ------------ ---------- --------- -----------
ENDING BALANCE, November 30, 2005,
(unaudited)                               65,995,800 $        0 $   6,600 $ 6,804,589
                                        ============ ========== ========= ===========





     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)
                                  (Continued)

             Accumulated
   Stock        Comp.                        Total
   Subs.        Income     Accumulated   Stockholders'
Receivable      (Loss)       Deficit        Equity
----------- ---------------------------- -------------
$         0 $      (11,638$     (914,821)$       8,719

          0              0             0             0
          0              0             0       280,152
          0              0             0        27,093
          0         (7,688)            0        (7,688)
          0              0      (473,928)     (473,928)
----------- ---------------------------- -------------
          0        (19,326)   (1,388,749)     (165,652)
          0              0             0        33,120
          0              0             0             0
          0              0             0       135,000
          0              0             0       108,000
   (100,000)             0             0             0
          0              0             0       984,892
    100,000              0             0       100,000
          0              0             0       114,400
          0         (2,609)            0        (2,609)
          0              0    (1,306,075)   (1,306,075)
----------- ---------------------------- -------------
          0        (21,935)   (2,694,824)        1,076
          0              0             0       128,685
          0              0             0       360,709
          0          6,034             0         6,034
          0              0      (793,520)     (793,520)
----------- ---------------------------- -------------
          0        (15,901)   (3,488,344)     (297,016)
          0              0             0             0
          0              0             0     2,489,930
          0              0             0       240,298
          0              0             0             0
          0              0             0        15,684
          0              0             0        23,160
          0           (869)            0          (869)
          0              0    (3,294,210)   (3,294,210)
----------- ---------------------------- -------------
          0        (16,770)   (6,782,554)     (823,023)
          0              0             0        86,314
          0              0             0       748,574
          0          4,368             0         4,368
          0              0    (1,193,555)   (1,193,555)
----------- ---------------------------- -------------

$         0 $      (12,402$   (7,976,109)$  (1,177,322)
=========== ============================ =============

     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                      Consolidated Statements of Cash Flows
                         Nine Months Ended November 30,
                                   (Unaudited)

                                                                                  2005                     2004
                                                                          ---------------------    --------------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                                  $          (1,193,555)   $         (3,154,668)
Adjustments to reconcile net loss to net cash used for development activities:
   Stock issued for services                                                            748,574               2,489,930
   Depreciation                                                                          24,389                  14,386
   Bad debt expense                                                                           0                  98,005
   Minority interest in consolidated subsidiary income (loss)                                 0                       0
Change in assets and liabilities:
   (Increase) decrease in accounts receivable                                                 0                       0
   (Increase) decrease in prepaid expenses                                                    0                       0
   (Increase) decrease in VAT receivable                                                 20,030                 (21,696)
   (Increase) decrease in deposits                                                       11,482                   7,450
   Increase (decrease) in accounts payable                                              (16,737)                182,048
   Increase (decrease) in accrued expenses                                               25,293                 243,157
   Increase (decrease) in accrued salaries                                              (12,668)                 18,853
                                                                          ---------------------    --------------------

Net cash used by development activities                                                (393,192)               (122,535)
                                                                          ---------------------    --------------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                         0                (149,576)
                                                                          ---------------------    --------------------

Net cash used by investing activities                                                         0                (149,576)
                                                                          ---------------------    --------------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from short-term loans                                                       300,000                  29,009
   Repayment of short-term loan                                                               0                       0
   Stock sold for cash                                                                   86,314                 240,298
   Receipt of stock subscriptions                                                             0                       0
   Increase of bank overdraft                                                                 0                       0
                                                                          ---------------------    --------------------

Net cash provided by financing activities                                               386,314                 269,307
                                                                          ---------------------    --------------------

Effect of exchange rates on cash                                                         27,530                   7,960
                                                                          ---------------------    --------------------

Net increase (decrease) in cash                                                          20,652                   5,156

CASH, beginning of period                                                                 1,051                  30,788
                                                                          ---------------------    --------------------

CASH, end of period                                                       $              21,703    $             35,944
                                                                          =====================    ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Non-Cash Financing Activities:
    Common stock issued to pay accrued expenses                           $                   0    $                  0
                                                                          =====================    ====================
    Common stock issued to settle short-term debt                         $                   0    $                  0
                                                                          =====================    ====================


     The accompanying notes are an integral part of the financial statements

                                 Poseidis, Inc.
                   Notes to Consolidated Financial Statements
                 (Information with respect to the three months
                 ended November 30, 2005 and 2004 is unaudited)

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

     e) Property and equipment. All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $24,389 and $14,346 for the six months ended November 30, 2005 and 2004, respectively.

     f)  Foreign  currency  transaction  and  translation  gains  (losses.)  The
     principal   operations  of  the  Company  are  located  in  France.   On  a
     consolidated basis the Company's reporting currency is the US Dollar.

                                 Poseidis, Inc.
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Principles (Continued.)
     e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $24,389 and $14,346 for the six months ended November 30, 2005 and 2004, respectively.

     f)  Foreign  currency  transaction  and  translation  gains  (losses.)  The
     principal   operations  of  the  Company  are  located  in  France.   On  a
     consolidated basis the Company's reporting currency is the US Dollar.

     g) Interim financial information. The financial statements for the nine months ended November 30, 2005 and 2004 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

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

     In the first quarter of fiscal 2006, the Company increased the authorized common stock from 50,000,000 to 100,000,000 shares. The Company issued 233,333 shares of common stock in exchange for $35,000 in cash, or $0.15 per share. In the second quarter of fiscal 2006, the Company issued 670,780 shares of common stock in exchange for $51,314 in cash, or $0.0765 per share. In the third quarter the Company issued 14,971,472 shares of common stock in exchange for services valued at $748,574, or $0.05 per share.

(3) Income Taxes. Deferred income taxes (benefits) are provide for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $7,976,000, expiring $1,192,600, $3,295,100, $793,500, $1,306,000, $474,000, $864,300
     and $50,700 at February 28, 2026,  2025,  2024,  2023, 2022, 2021 and 2020,
     respectively. The amount recorded as deferred tax asset as of November 30, 2005 is $3,200,000, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

                                 Poseidis, Inc.
                   Notes to Consolidated Financial Statements

(4) Going Concern. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $7,976,000 for the period from June 10, 1998 (Inception) through August 31, 2005. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     In April 2002, the Company recognized that its plan was not progressing as it had hoped. The Company elected to lay off virtually all of its employees, and pare expenses as dramatically as possible. It then was able to convert its short-term debt and accrued consulting fees into restricted common stock. In August 2005, the Company entered into an agreement with Cornell Capitial of New Jersey, for financing of up to $8,000,000, and has received $300,000 through the end of the third quarter.

(5) Short-Term. Notes Payable In fiscal 2005, the Company received a short-term loan from a third-party in the amount of $29,000. This loan is payable on demand and carries no stated interest rate.

     In August 2005 and October 2005, the Company issued a Secured Convertible Debentures in exchange for $150,000 in cash each.

     These Debentures have March 31, 2007 maturity date, provide for monthly payments commencing on the earlier of the first day of the first month following effectiveness of our applicable registration statement or the stated anniversary of the date of issuance of the respective Debenture, and accrue interest at 12% per year. The Debentures are convertible into shares of our common stock at a price per share of $0.0497, as adjusted in accordance with the terms of the Debentures. The Debentures were issued to Cornell Capital Partners, LP as part and parcel to the $8,000,000 Standby Equity Distribution Agreement with Cornell Capital, more fully discussed in the Company's Form 8-K. The Debentures are convertible into shares of our common stock at the option of Cornell Capital, subject to certain limitations including that Cornell Capital may not convert the Debentures for a number of shares in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of our common stock beneficially held by Cornell Capital to exceed 4.9% of our then outstanding common stock. Upon an uncured event of default, the conversion price is reduced to $0.0124 per share. The Company is permitted to redeem all or a portion of the Debentures. In the event the closing bid price for our stock on a redemption date is greater than the Debenture's conversion price, we must pay a redemption premium of 20% of the amount of redeemed in addition to such redemption.

(6) Standby Equity Distribution Agreement. On August 26, 2005, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP ("Cornell Capital"), pursuant to which we may, at our discretion, periodically sell to Cornell Capital shares of our common stock for a total purchase price of up to $8,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital will pay us 96% of the lowest closing bid price of our common stock as quoted on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the date we deliver a notice requiring Cornell Capital to purchase our shares under the Standby Equity Distribution Agreement.

     Cornell Capital's obligation to purchase shares of our common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including our obtaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution Agreement (the "Registration Statement") and is limited to $300,000 per weekly advance.

     The commitment period under the Standby Equity Distribution Agreement commences on the earlier to occur of (i) the date that the Registration Statement is declared effective by the Securities and Exchange Commission (the "Effective Date"), or (ii) such earlier date as we and Cornell Capital may mutually agree in writing. The commitment period under the Standby Equity Distribution Agreement expires on the earliest to occur of (i) the date on which Cornell Capital has purchased an aggregate amount of $8,000,000 shares of our common stock under the Standby Equity Distribution Agreement, (ii) the date occurring twenty-four months after the Effective Date, or (iii) the date the Agreement is earlier terminated (in the event

                                 Poseidis, Inc.
                   Notes to Consolidated Financial Statements

(6) Standby Equity Distribution Agreement (continued.) that (x) there occurs any stop order or suspension of the effectiveness of the Registration Statement for an aggregate of fifty trading days, other than due to the acts of Cornell Capital, during the commitment period, and (y) we fail materially to comply with any of the covenants contained in the Standby Equity Distribution Agreement and such failure is not cured within thirty days after receipt of written notice from Cornell Capital, provided, however, that this termination provision does not apply to any period commencing upon the filing of a post-effective amendment to the Registration Statement and ending upon the date on which such post effective amendment is declared effective by the SEC).

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

(7)  Subsequent events.
     (a) Stockholders' Equity In December 2005, the Company filed an Amendment to its Articles of Incorporation increasing its authorized common stock from 100,000,000 to 500,000,000 shares, with no change to its par value. In addition the Company issued 440,000 shares of common stock in exchange for $66,000 in cash, or $0.15 per share.

Item 2. Management's Discussion and Analysis

Discussion and Analysis

     Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

     The Company maintains its executive offices at 222 Lakeview Ave., PMB 160, West Palm Beach, FL 33401, Telephone: (305) 428-3758 and an operating office at Les Sourdinieres, 03350 Theneuille, France, Telephone: 011-33-1-44- 86-00-41.


Results of Operations For the Three Months Ended November 30, 2005 and 2004.

Financial Condition, Capital Resources and Liquidity

     For the three months ended November 30, 2005 and 2004 the Company recorded revenues of $0 and $0 respectively. The Company has no ongoing business generating revenues.

     For the three months ended November 30, 2005 and 2004 the Company paid consulting fees of $739,500 and $155,800 respectively.

     For the three months ended November 30, 2005 and 2004 the Company had, on a consolidated basis, general and administrative expenses of $33,900 and $30,800 respectively.

     For the three months ended November 30, 2005 and 2004 the Company had, on a
consolidated   basis,   total  operating   expenses  of  $869,100  and  $247,900
respectively.

Net Losses

     For the three months ended November 30, 2005 and 2004, the Company reported a net loss from operations of $869,200 and $247,900 respectively.

Results of Operations For the Nine Months Ended November 30, 2005 and 2004.

Financial Condition, Capital Resources and Liquidity

     For the nine months ended November 30, 2005 and 2004 the Company recorded revenues of $0 and $0 respectively. The Company has no ongoing business generating revenues.

     For the nine months ended November 30, 2005 and 2004 the Company paid consulting fees of $854,500 and $2,544,600 respectively.

     For the nine months ended November 30, 2005 and 2004 the Company had, on a consolidated basis, general and administrative expenses of $158,200 and $405,600 respectively.

     For the nine months ended November 30, 2005 and 2004 the Company had, on a consolidated basis, total operating expenses of $1,193,400 and $3,056,700 respectively.

Net Losses

     For the nine months ended November 30, 2005 and 2004, the Company reported a net loss from operations of $1,193,600 and $3,154,700 respectively.

Liquidity/Working Capital

     At November 30, 2005, the Company had cash of $21,700 as compared to $1,100 at February 28, 2005. There can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

     The ability of the Company to continue as a going concern is dependent upon its ability to deliver on its commitment to its business plan. The Company is currently negotiating with several accredited investors for a potential cash investment.

     On August 26, 2005, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP ("Cornell Capital"), pursuant to which we may, at our discretion, periodically sell to Cornell Capital shares of our common stock for a total purchase price of up to $8,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital will pay us 96% of the lowest closing bid price of our common stock as quoted on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the date we deliver notice requiring Cornell Capital to purchase our shares under the Standby Equity Distribution Agreement.

     Cornell Capital's obligation to purchase shares of our common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including our obtaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution Agreement (the "Registrati0n Statement") and is limited to $300,000 per weekly advance.

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

     We also paid Yorkville Advisors Management, LLC a fee of $15,000 for structuring in connection with this transaction and $10,000 for due diligence expenses. We have agreed to pay the placement agent a fee of $10,000 in our common stock under a placement agent agreement relating to the Standby Equity Distribution Agreement. These shares will be issued as a post-closing matter triggered by our obtaining shareholder approval and filing an amendment to our Certificate of Incorporation to increase our authorized common stock as described above which occurred in late December 2005.

     On August 26, 2005 and October 25, 2005, we entered into Securities Purchase Agreements with Cornell Capital pursuant to which we issued two secured convertible debentures in the principal amount of $150,000 each (the "First and Second Debentures"). The First Debentures, as amended, and the Second Debenture mature in March 2007 and accrue interest at 12% per year.

     The Debentures are convertible into shares of our common stock. The First Debenture and the Second Debenture are convertible, at a price per share of $0.0497, as adjusted in accordance with the terms of the Debentures.

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

     We have granted a security interest to Cornell Capital covering substantially all of our assets to secure the obligations under the Debentures. Three of our shareholders (including Louis Pardo) have pledged an aggregate of approximately 18 million shares of our stock to further secure our obligations. These pledged shares will be replaced by the Company's pledge of approximately $1,500,000 of the common stock as a post-closing matter, as noted above, triggered by our obtaining the shareholder approval and filing the amendment to our Certificate of Incorporation as described above.

     Issuance of the securities sold was exempt from registration pursuant to Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act. The Debentures were sold to one accredited investor in a private placement without the use of any form of general solicitation or advertising.

Net Operating Loss Carry-forwards

     The Company has net operating loss carry-forwards of approximately $7,976,100 expiring $1,189,200, $3,295,100, $793,500, $1,306,000, $474,000,
$864,300 and $50,700 at February 28, 2026,  2025,  2024,  2023,  2022,  2021 and
2020, respectively. The Company has a $3,200,000 deferred tax asset resulting from the loss carry-forwards, for which it has established a one hundred percent (100%) valuation allowance. The Company may not be able to utilize such carry-forwards as the Company has no history of profitable operations.

Employees

     At November 30, 2005, the Company had one (1) part-time employee. The Company anticipates that it will rely greatly on the management skills of Louis Pardo and Bernard Bouveret.

Research and Development Plans

     For the next three months there is not a plan for funding extensive research and development efforts.

Item 3. Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted as of November 30, 2005 that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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



                                     Part II

Item 1. Legal Proceedings

     The Company had no material legal proceedings other than a minor civil action in Missouri which the Company and the plaintiffs have agreed to settle as of the date of this report subject to execution of a definitive settlement agreement.


Item 2. Changes in Securities and Use of Proceeds

     During the nine months ended November 30, 2005 the Company issued a total of 904,113 shares of restricted, unregistered common stock for cash proceeds in the amount of $86,300, in order to support short-term working capital requirements, and 14,971,472 shares of restricted, unregistered common stock for services. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D and/or Regulation S promulgated thereunder. This transaction did not involve a public offering, was exempt from registration and all such shares were issued to foreign residents and citizens.

     The Company issued an aggregate of 440,000 shares of common stock in December 2005 pursuant to the exemption provided for in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder. These shares were issued to five individuals. The purchase price for these shares was $0.15 per share.


Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.


Item 5. Other Information

     A - Norbert Etienne resigned his position as a member of the Poseidis Board of Directors and as the Secretary of Poseidis effective December 5, 2005.

     B - On January 12, 2006 the Board of Directors of Poseidis, Inc. ("Poseidis" or the "Company") appointed Diane Boisvert to serve on the Board and as Secretary of the Company. Ms. Boisvert has held senior positions with Canada National Bank including Vice President and Senior Executive (1992-2003) in the bank's mortgage and loan department. She is the founder of, and is the self-employed operator of, Hypotheca, Ltd., a mortgage brokerage firm (2003 to the present).

     C - On January 12, 2006, the Company appointed John J. McGovern as Executive Vice President and Chief Financial Officer the Company.

     D - The Company entered into a consulting agreement with Phoenix Ventures, LLP ("Phoenix") pursuant to which Phoenix will provide the Company with services in the areas of public/government relations, business development, and other related professional services. The Phoenix agreement is for a term of one year and provides for a monthly fee of $4,000. In addition, with respect to certain funds or grant monies that the Company receives through the efforts of Phoenix, Phoenix will be compensated in an amount equal to 4% of such funds or grant monies as and when such funds are received by the Company.

     E - The Company filed an amendment to its Articles of Incorporation with the Secretary of State of Florida on December 27, 2005. This amendment increased the number of shares of the Company's authorized common stock to 500,000,000 shares and included provisions authorizing the Company to issue blank check preferred stock. This amendment is described in the Company's Schedule 14C information statement, as amended, as filed with


Item 6. Exhibits and Reports on Form 8-K

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

10.15   *      Agreement  to  Acquire  Real  Estate  in  Theneuille,  France  as
               acknowledged and recorded October 5, 2005.

10.16   *      Engagement  Agreement  dated November 10, 2005 between  Poseidis,
               Inc. and Phoenix Ventures, LLP.

10.17   *      Engagement  Agreement  dated  October 31, 2005 between  Poseidis,
               Inc. and Bridgehead Partners, LLC.

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

     (b) Reports on Form 8-K. During the quarter ended November 30, 2005, the Company filed the following Reports on Form 8-K:

     On September 1, 2005, the Company filed a report on Form 8-K regarding Items 1.01, 2.03, 3.02, and 9.01.

     On October 28, 2005, the Company filed a report on Form 8-K regarding Items 1.01, 2.03, 3.02, and 9.01.



                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Poseidis, Inc.
                                  (Registrant)



Dated:  January 23, 2006


                              By: /s/ Louis Pardau dit Pardo
                                 ------------------------------
                                 Louis Pardau dit Pardo, President and Director