Form 10KSB
period 2006-02-28
POSEIDIS INC
filed 2006-09-13
CIK 1088399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                   FORM 10-KSB
                                 --------------

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended: February 28, 2006

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______ to ______


Commission File Number 0-26329


                                 POSEIDIS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


        FLORIDA                                           65-0867538
--------------------------------------------------------------------------------
(Sate or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organization)                           Identification No.)


                          222 Lakeview Ave., Suite 160
                            West Palm Beach, FL 33401
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (305) 428-3757
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:    None.

Securities registered under Section 12(g) of the Exchange Act:
                                                Common Stock, par value, $0.0001

--------------

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]


Note: Checking the box above will not relieve any registrant required to file reports pursuant to section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [_] No [X]


Check if there is no disclosure of delinquent filers in response to Item 405 o Regulations S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]


State issuer's revenues for its most recent fiscal year: $0.


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. Approximately $2,293,628 as of August 7, 2006. The aggregate market value was based upon the average between the closing bid and asked price for the common stock on August 7, 2006 as quoted by various market makers on the Pink Sheets Electronic Quotation Service published by the National Quotation Bureau under the symbol "PSED", which average was $0.0550.


    (ISSURERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check wither the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 7, 2006, 70,156,300 shares of common stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly, describe them and identify the part of the Form 10-KSB (e.g., Part 1, Part II, etc.) into which the document is incorporated: (1) any annual report to security-holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.


Transitional Small Business Disclosure Format (check one):  Yes [_] No [X]

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS..............................................5

ITEM 2.   DESCRIPTION OF PROPERTY.............................................16

ITEM 3.   LEGAL PROCEEDINGS...................................................16

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................16

                                PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.............................................................16

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION...........................................................19

ITEM 7.   FINANCIAL STATEMENTS................................................45

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
          FINANCIAL DISCLOSURE................................................46

ITEM 8A.  CONTROLS AND PROCEDURES.............................................46

ITEM 8B.  OTHER INFORMATION...................................................47

                                PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..........47

ITEM 10.  EXECUTIVE COMPENSATION..............................................49

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS..........................51

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................52

ITEM 13.  EXHIBITS............................................................53

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................55

FINANCIAL STATEMENTS.........................................................F-1

                           CURRENCY AND EXCHANGE RATES

     All monetary amounts contained in this report are, unless otherwise indicated, expressed in U.S. Dollars. On August 7, 2006, the noon buying rate for euros as reported by the Federal Reserve Bank of New York was $1.2867 per one euro.

                           FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, the successful commercialization of our products and services, future demand for our products, general economic conditions, government and environmental regulation, competition and customer strategies, technological innovations, changes in our business strategy or development plans, capital deployment, business disruptions, our ability to consummate future financings, the reinclusion of our common stock for quotation on the NASD OTC Bulletin Board ("OTC-BB"), and other risks and uncertainties, certain of which are beyond our control. Additional factors that could affect the Company's forward-looking statements include, among other things: the restatement of the quarterly financial statement for the second and third quarters in the fiscal year ended February 28, 2006; negative reactions from the Company's stockholders, creditors, or employees to the results of the review and restatement or delay in providing financial information caused by restatement; the impact and result of any litigation (including private litigation), or of any investigation by the Securities and Exchange Commission or any investigation by any other governmental agency related to the Company; the Company's ability to manage its operations during and after the financial statement restatement process; and the Company's ability to successfully implement internal controls and procedures that remediate any material weakness in controls and ensure timely, effective and accurate financial reporting. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected.

     Forward-looking statements are based on management's current views and assumptions and involve unknown risks that could cause actual results, performance or events to differ materially from those expressed or implied in those statements. These risks include, but are not limited to, the risks set forth under the caption "Risk Factors."



                                     PART I

     Information included or incorporated by reference in this report may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

     This report contains forward-looking statements, including statements regarding, among other things, (a) our growth strategies, (b) anticipated trends in our industry, (c) our future financing plans and (d) our anticipated needs for working capital. These statements may be found under "Management's Discussion and Analysis or Plan of Operation" and "Description of Business," as well as in this report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.


ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

     Poseidis, Inc. ("Poseidis" or the "Company") is a development stage company that, together with its subsidiary Montespan SAS ("Montespan"), is engaged in the development of a sparkling mineral water spring in central France known as the La Troliere Spring. We refer to this spring as the "Source". Our objectives are to develop and market a new brand of sparkling natural mineral water under the brand name "l' Eau de Montespan" as well as other beverage products, potentially a line of cosmetics products utilizing the mineral water drawn from the Source, and other related products and merchandise. Toward that end, in October 2005 Montespan entered into a real estate purchase agreement with Christian Berthier, as amended in March 2006 (the "Berthier Agreement"), to acquire the land where the Source is located for 2,150,000 euros (approximately U.S. $2,580,000 using, for purposes of illustration only in this report, a currency exchange rate of U.S. $1.20 per one euro) of which we have paid 430,000 euros (approximately U.S. $516,000) as of July 31, 2006. The Berthier Agreement expires on February 28, 2008. In addition, Montespan owns approximately 13 acres near the Berthier property. Pursuant to the March 2006 amendment of the Berthier Agreement, we have agreed to make a monthly payment of at least 10,000 euros (approximately $12,000) to Mr. Berthier commencing in March 2006. These monthly payments shall be applied against the 2,150,000 euro aggregate purchase price for the Berthier property. Prior to the October 2005 real estate purchase agreement, Montespan and Mr. Berthier were parties to a lease agreement that was entered into in April 2003, pursuant to which Montespan leased from Mr. Berthier the property at and about the Source. Pursuant to the October 2005 Berthier Agreement, the 230,000 euros in lease payments that were made by Montespan to Mr. Berthier from April 2003 through October 2005 have been applied as credits against the purchase price for the Berthier property.

     We will need to raise additional capital in order to make the monthly payments to Mr. Berthier and to pay the remaining 1,720,000 euros (approximately $2,064,000) balance due as of July 31, 2006 under the Berthier Agreement by February 28, 2008. If we are unable to raise such capital and if we default on the monthly payments or fail to pay the entire purchase price by February 28, 2008, we will be unable to acquire exclusive title to the Berthier property. In that event, the Berthier Agreement provides that Mr. Berthier and Montespan shall be co-owners of the property in proportion to the 2,150,000 euro purchase price, such that Montespan's co-ownership percentage shall be the fraction whose numerator is the total sum paid by Montespan to Mr. Berthier and whose denominator is 2,150,000 euros, and Mr. Berthier's co-ownership percentage shall be 100% minus Montespan's co-ownership percentage. In the event of co-ownership of the

Berthier property between Mr. Berthier and Montespan, the Berthier Agreement provides that each party will hold a right of preemption to acquire the interest of the other party when the other party wishes to sell its interest to a third party. Such right of preemption is exercisable on the same terms and conditions that are proposed between the other party and the third party.

     Poseidis has obtained convertible debenture financing from Cornell Capital Partners, LP ("Cornell Capital" or "Cornell") in the aggregate principal amount of $644,000, all of which has been fully funded, and Poseidis has also entered into a standby equity distribution agreement ("SEDA") with Cornell Capital to sell a variable amount of shares for gross proceeds of up to $8,000,000.

     Our primary business strategy is focused first on developing the Montespan brand of sparkling natural mineral water and commencing sales of that product in France, Quebec, the United Kingdom, Italy, Spain, Germany and the U.S., and subsequently in other geographic markets in Europe and North America.

     For a variety of reasons as discussed in this report, we believe that an opportunity exists in Europe and North America for: the introduction of a new luxury brand of sparkling natural mineral water targeted at the most famous cafes, hotels, and restaurants ("CHR's"); utilizing a broad marketing strategy that will include distinctive and artistic bottling and endorsements by the leading chefs in France; and incorporating the traditional elements of high quality flavor, carbonation, and mineral content. In addition, we believe that once our initial mineral water is launched in France and French-speaking territories of Canada (Quebec) a significant demand for this product and related products can be developed elsewhere in Europe and in North America leveraging similar business development and marketing strategies.

     Our management team is experienced in the beverage and consumer products industries and in the development and launch of new products. The team is led by our Chairman, Chief Executive Officer, and President, Louis Pardo. Among other business ventures, Mr. Pardo was employed at Symbolic Corp. of France from 1993 until 1996. At Symbolic Corp., Mr. Pardo launched the market leading energy soft drink in France: "x-energy drink".

     We generated a net loss of $3,294,210 during the year ended February 28, 2005, and a net loss of $1,569,140 during the year ended February 28, 2006. Our accumulated deficit as of February 28, 2006 was $8,312,661. As of July 31, 2006,our available cash position was approximately $21,500. We are continuing to seek additional financing to meet our working capital needs and to continue on-going equipment installation at the Source, development of our pilot plant, development of our commercial production and bottling facility, and other elements of our business plan. We expect that operating and development expenses will increase significantly as we continue to implement our plan. No assurance can be given that we will be successful in completing these or any other financings at the minimum level necessary to fund our working capital requirements or to complete our development plan or at all. If we are unsuccessful in completing these financings, or in acquiring the funds available pursuant to the SEDA, we will not be able to fund our working capital requirements or execute our business plan, we will run out of cash and have to substantially reduce or curtail the development of our projects.

     On July 19, 2006, the OTC-BB temporarily ceased quoting our shares because our annual report on Form 10-KSB for the year ended February 28, 2006 had not been filed with the U.S. Securities and Exchange Commission("SEC"). The filing of this report eliminates that eligibility deficiency. In addition, our quarterly report on Form 10-QSB for the three months ended May 31, 2006, has not been filed with the SEC but we expect it will be filed on or about September 28, 2006. The Company's common stock is currently quoted through various market makers on the Pink Sheets Electronic Quotation Service (the "Pink Sheets") published by the National Quotation Bureau under the symbol "PSED". The Pink Sheets is a centralized quotation service that collects and publishes market maker quotations of securities. Quoted stocks on the Pink Sheets are available on www.pinksheets.com and www.OTCquote.com. Upon filing of our 10-KSB for the year ended February 28, 2006 and our 10-QSB for the quarter ended May 31, 2006, the Company's stock will again be eligible for quotation on the OTC-BB.

     The principal address of Poseidis is 222 Lakeview Ave., Suite 160, West Palm Beach, Florida 33401; telephone number (305) 428-3757.

MARKET OPPORTUNITY

     The global market for bottled water can be broken down into three categories (listed in ascending order of quality):

o    Purified Waters.
     Mostly sold in the U.S., purified waters are derived from common network waters and are subjected to a series of treatments, such as reverse osmosis, to purify, neutralize and standardize their organoleptic and bacteriological specifications. Those waters offer no mineral value nor valued components and have little taste quality. Targeting mass-market distribution, and bottled in plastic bottles, those products have raised the U.S. consumers' awareness of bottled waters to new levels, but have failed to deliver quality, environmentally-conscious products.

o    Spring and Glacier  Waters.
     Extracted at the surface, spring and glacier waters take advantage of a non-restrictive and light regulation on their capping and bottling processes. Therefore, their exploitation offers no guaranty of purity nor sustainability over time, but allows the production of large volumes at low cost.

o    Still and Sparkling Mineral Waters
     Very strict and constraining regulations and production criteria result in a constant and rigorous quality control, and give to mineral waters a unique value and an international quality definition. More than 200 daily analyses are required onsite, in order to comply with the specifications imposed by AFSSA (the French governmental agency for food safety roughly equivalent to the U.S. Food and Drug Administration) and the French health ministry. Still mineral water refers to non-carbonated mineral water whereas sparkling mineral water refers to carbonated mineral water. Carbonation refers to the carbon dioxide bubbles in the mineral water.

     The consumption of bottled water has been rapidly increasing worldwide. In the U.S., the consumption of bottled water increased from 11.9 billion liters in 1995 to 27.2 billion liters in 2005; consumption more than doubled within ten years. According to the Beverage Marketing Corporation (an industy consultancy), bottled water consumption in the U.S. has surpassed that of milk, coffee, and beer. U.S. consumption of sparkling water has also accelerated, with the market beating 9.3% volume growth in 2004. Imported water achieved its third consecutive year of double-digit volume growth in 2004, growing by 18.3% when compared to 2003.

Sparkling Mineral Waters: A Market with a Significant Growth Potential -

     Sparkling mineral waters have an average higher selling price and as a result higher profit margins. The European market is characterized by its diversity: 95% of the mineral waters sold in Germany and more than 65% in Italy are sparkling. In some countries drinking habits reflect the local culture. For example, in France, Germany and Poland over 80% of the population drink bottled mineral water. In Germany, where penetration of bottled mineral water is 88%, compared with just 61% for carbonates, almost half of all consumers also agree with the statement "I consider my diet to be very healthy". The global demand for sparkling mineral waters is increasing rapidly. World consumption of bottled mineral water is growing at a rate of 9 percent per year, almost twice the increase registered by consumption of other non-alcoholic beverages. The regions with the most growth were Asia which registered the largest increase last year, with 16 percent growth followed by North America, with an 11 percent increase. This has prompted existing water companies to try and increase their market shares outside Europe.

 PRODUCTS/BRAND

     Poseidis will exploit the potential for high-end brand positioning and plans to initially offer two products focused on the rapidly growing North American and Pan-European markets:

     Bottled Mineral Water: L' Eau de Montespan will be a luxury traditional mineral water. L' Eau de Montespan will be exclusively available at the most famous restaurants' tables. L' Eau de Montespan will possess all the qualities of premium sparkling mineral water and will be comparable to Chateldon Water, which is considered by many to be the best mineral water in France. Production and sales of Chateldon Water is limited to one million liters per year, which restricts its distribution primarily to the French market. Derived from a high profile historical iconography, easily marketable and characterized by its ability to evolve in time, l' Eau de Montespan will have all the reference values of a strong international brand, added to the initial qualities of an exceptional mineral water. This brand development, in order to maximize its recognition in France and abroad, will be integrated into a broader marketing strategy, including media awareness and partnerships with and endorsements of some of the best chefs in France including Ducasse, Sanderens, and Troisgros. Sold exclusively in non-recycled glass bottles, l' Eau de Montespan will be dedicated to the traditional distribution networks of restaurants, hotels, and luxury grocery stores (such as Dean & Deluca, Hediard, Fauchon and Colette).

     Functional drink: Athenais Night Water is envisioned to be the epitome of the functional food development. In a base of l' Eau de Montespan water, specific concentrations of active ingredients, such as millepertuis, chamomile or pass flora in homeopathic forms and concentrations will be added as well as natural flavoring. Athenais Night Water is a luxury water, positioned like a cosmetic product, sold exclusively to and found on the bed tables of high-end resorts and "5-Star" hotels. Its exclusive formula will make it the only water to drink at night for its detoxifying, restructuring and reconstituting benefits.

     Follow-on cosmetics by-products under the Athenais and/or Night Water brand may include:

     o    Athenais Spray 0.5 liter
     o    Athenais Light Moisturizing Fluid for the body
     o    Athenais Lift Serum
     o    Athenais Moisturizing Cream for the face
     o    Athenais Night Repair / Eye Cream

OPERATIONS/PRODUCTION

     The Company's foundational asset is its contractual right to acquire the real estate where the Source is located in Theneuille, France. The Source has been well known for its intrinsic qualities and health benefits dating back to the 3rd Century. In October 2005 Montespan entered into the Berthier Agreement (as defined above) with the owner of the Source (Christian Berthier) pursuant to which Montespan may acquire the land where the spring is located and the immediately surrounding area including certain government-granted and government-regulated rights to draw and use the Source's water as natural mineral water. The Berthier Agreement provides for a purchase price of 2,150,000 euros of which 430,000 euros has been paid as of July 31, 2006 and expires on February 28, 2008.

     Poseidis will develop a production and bottling facility at the Source which will be highly automated and operationally flexible with a high production capacity. The processing and bottling of the water to be captured at the La Troliere facility is divided into the following main steps:

o Initial capture at the Source - La Troliere is an artesian source and the water is pumped at a depth of approximately 182 meters then transferred to the storage location by a system of pipes.

o From the point of capture, stainless steel pipes take the water to the conditioning plant where the water is first degasified, and the extracted gas is stored temporarily for subsequent addition to the water after deferritization. Deferritization is a filtering process to reduce the iron content of the water using a fine-grade silica sand. No chemical or artificial treatment is used for deferritization.

o After deferritization, the mineral water will be stored before bottling in double-wall vats, each containing 70,000 liters. The water is then transferred to the regasification and bottling zone via stainless steel pipes. When the water is ready for bottling, it is moved to the carbonator equipment where it is regassified with its own gas (extracted as soon as it leaves the pump) without any external additions being made.

o The regassified water is then moved to the bottling room which is isolated from the outside world and air conditioned (filtered air) to avoid all possible contamination during bottle filling. These operations consist of filling the bottle with regassified water, capping it, labeling it, assigning it with a batch number, year and time of bottling, and entering the "best before date" (BBD), e.g.: "Best Before December 2006".

o The bottles are then moved to the packing and shipping area where the bundling machine groups the various forms into packs of 4, 6, or 8 bottles, wrapping them in printed film. A handle is then applied automatically on the line and finally, the packs are transferred to the pallet-filling area where they are palletized for shipment.

o Poseidis will maintain a laboratory to maintain a constant control on the quality of the water. In order to maintain its certification by the French authorities as well as to guarantee a superior quality product, the laboratory has to process daily chemical and bacteriological analyses on the entire production chain.

 MANAGEMENT

Our management team is comprised of the following senior executives:

Louis Pardo, Chairman of the Board, Chief Executive Officer, and President of Poseidis

     Mr. Pardo is responsible for the strategic direction, product and brand development, marketing and business development activities of Poseidis. Mr. Pardo was appointed the Company's President in September 2002. Prior to that, Mr. Pardo was the Company's Marketing Manager and Product Developer. Before joining Poseidis in 2000, Mr. Pardo spent four years with Faz Productions of France. While at Faz Productions, he received many awards for various music and video productions. Prior to Faz Productions, Mr. Pardo spent four years with Symbolic Corp. of France where he was a Product Manager. At Symbolic Corp. Mr. Pardo launched the market leading energy soft drink in France: "x-energy drink."

Bernard Bouverot, Directeur General of Montespan

     Mr. Bouverot has been the Directeur General (roughly equivalent to the chief operating officer in the United States) of Montespan, our French subsidiary, since 2004. Prior to joining Montespan, from 2001 to 2004 Mr. Bouverot was the Technical Manager for Blue Industry, a company that specializes in the potabilization and treatment of used waters. In addition, Mr. Bouverot has served as Chief Technology Officer and as a member of the Board of Smart Tech Inc. (satellite tracking devices), as president of several subsidiaries of Gemplus Group (a leading manufacturer of microchip cards) in France, Holland, Italy, and Spain, and as president of Haviland USA, Inc. (fine porcelain table products). While Mr. Bouverot was a principal of Smart IT Technology in Lyon, France that company went through a bankruptcy proceeding. Mr. Bouverot's educational background includes a French DESS degree in marketing and business administration (MBA equivalent), a French DESS degree in business law, and a medical doctor degree in applied biology and engineering.

John J. (Jack) McGovern, Executive Vice President, Chief Financial Officer and Treasurer of Poseidis

     Mr. McGovern has over twenty-five years of financial and executive management experience. He is the Chairman and a Managing Director of Bridgehead Partners, LLC which he founded in January of 2002. Recently, Mr. McGovern was the Chief Financial Officer of Lithium Technology Corporation from May 2004 until June 2005. Prior to Bridgehead, Mr. McGovern was the CFO of Multex.com, Inc., a $100 million NASDAQ listed company that was considered the leading internet-based investment information and technology provider to the financial services industry. Multex was acquired by Reuters in March, 2003. Prior to Multex, Mr. McGovern spent two years at Northsound Music Group, Inc. as President and Chief Executive Officer. Northsound was the leading producer and marketer of nature-themed media. From 1990 to 1995, Mr. McGovern was one of the founding principals of FPBSM Industries, Inc., a holding company for companies specializing in the design and manufacturing of Defense Electronics with particular emphasis on high voltage power supplies and related applications. Prior to forming FPBSM Industries, Mr. McGovern spent over six years as a Senior Vice President with Merrill Lynch Interfunding, Inc., where he was responsible for the origination, valuation and negotiation of debt and equity investments in more than twenty-five leveraged buyouts. Mr. McGovern received a B.S. degree in Accounting from Monmouth University and an MBA from Columbia University where he attended the Masters Degree Program for Executives. He is a Certified Public Accountant in the State of New Jersey (inactive).

FINANCE/RECENT HISTORY

     From February 2001 until the end of July 2005 our operations have been financed primarily through the use of proceeds from equity financings and borrowings under short term debt agreements. Over that period of time, we have raised $1,138,153 from the sale of our common stock and $170,804 from borrowings in the form of short term debt, of which $33,890 has been repaid and $108,000 has been converted to common stock. The Board members, senior management, and key stockholders of Poseidis have provided the Company with aggregate equity financing of approximately $1 million during the period from February 2001 through December 31, 2005, excluding the Cornell Capital financing as described in this report.

     Between August 2005 and February 2006, we received an aggregate of $644,000 in principal amount of convertible debt in two financing transactions with Cornell Capital pursuant to the terms of two Securities Purchase Agreements (the "SPA's"). In exchange for financing under the SPA's, we have issued to Cornell Capital $644,000 of our 12% secured, convertible debentures (the "Convertible Debentures"). The SPA's conversion provisions entitle Cornell Capital at any time, and from time to time, to convert all or any part of the principal plus accrued interest into Poseidis' common stock (the "Conversion Shares"), at a per share price equal to $0.0497 per share with respect to $300,000 in principal amount and interest accrued thereon and at a per share price equal to $0.04 per share with respect to $344,000 in principal amount and interest accrued thereon, which may be adjusted under certain circumstances. The maturity date of each of the three Convertible Debentures is September 1, 2007; monthly payments of principal and accrued interest commence on September 1, 2006 as to each of the Convertible Debentures. We have the right to redeem the Convertible Debentures without a premium if the market price for our common stock is greater than the conversion price then in effect. Otherwise, a redemption premium of 20% applies to all three Convertible Debentures.

     In August and September of 2006, the Company entered into letter agreements with Cornell Capital pursuant to which, among other things, Cornell Capital provided a waiver of certain defaults that had arisen under applicable loan documents and Cornell Capital and the Company also amended certain covenants and other terms under the loan documents including: termination of the Company's obligation to further fund with cash or stock or otherwise an escrow account held for the benefit of Cornell Capital in connection with the $344,000 debenture that we had issued to Cornell Capital in February 2006; Cornell Capital's consent to the release of approximately $60,000 from such escrow account for the purpose of our payment of certain vendors' invoices relating to our development project at the Source in France; changing the due date for the first scheduled payment of principal and interest due under the Convertible Debentures from September 1, 2006 to October 1, 2006; and revising the due dates for our filing with the SEC of certain reports and our registration statement.

     In addition, in August 2005, we entered into a SEDA with Cornell Capital whereby we may (after certain conditions are satisfied including the effectiveness of an SEC registration statement covering the Conversion Shares and the shares issued upon our SEDA draws), at our discretion, periodically sell to Cornell Capital shares of our common stock for a gross purchase price of $8.0 million. For each share of common stock purchased under the SEDA, Cornell Capital will pay Poseidis 96% of the market price for our common stock (as defined in the SEDA). Further, Cornell Capital will retain a fee of 5% of each advance under the SEDA. The documents pertaining to the SEDA, the Convertible Debentures, and the related documents and agreements between the Company and Cornell Capital are included among the exhibits that are attached to our reports filed with the SEC.

     In March 2006, Poseidis completed a private placement to accredited investors (the "2006 Private Placement") and received gross proceeds of U.S. $917,800 from the issuance and sale of units consisting of convertible debentures and warrants.

     In March 2006,  we received a bridge  loan from  Portfolio  Lenders II, LLC
("Portfolio Lenders") in the principal amount of $100,000 (the "March 2006 Portfolio Lenders Note"). We also issued to Portfolio Lenders a warrant to purchase up to 100,000 shares of our common stock with an exercise price of $0.05 per share. The March 2006 Portfolio Lenders Note accrued interest at the rate of 15% per annum, of which 30 days worth of interest ($1,250) was paid in advance on the closing date. The Company repaid all amounts due and owing under the March 2006 Portfolio Lenders Note on April 11, 2006.

     In May 2006, we obtained a loan of $250,000 from Portfolio Lenders (the "May 2006 Portfolio Lenders Note"). We used the loan proceeds for working capital purposes. We issued to Portfolio Lenders a warrant to purchase 1,000,000 shares of our common stock with an exercise price of $0.05 per share. The May 2006 Portfolio Lenders Note accrues interest at the rate of 15% per annum, of which 90 days worth of interest ($9,375) was paid in advance on the closing date. The principal and accrued but unpaid interest shall be paid in full on or before the earlier of (i) 60 days after the effective date of the Registration Statement on Form SB-2 as filed by Poseidis on April 14, 2006 or (ii) October 31, 2006.

     In July 2006, we obtained a loan of $30,000 from Louis Pardo which we used for working capital purposes. Mr. Pardo is our President, Chief Executive Officer, and Chairman of our Board of Directors and a substantial stockholder of the Company. This note accrues interest at the rate of 9.25% per annum. The principal and accrued interest shall be paid in full on demand, not later than the fifth business day after written demand therefore is received by the Company.

     We generated a net loss of $3,294,210 during the year ended February 28, 2005, and a net loss of $1,569,140 during the year ended February 28, 2006. Our accumulated deficit as of February 28, 2006 was $8,312,661. As of July 31, 2006, our available cash position was approximately $21,500. We are continuing to seek additional financing to meet our working capital needs and to continue on-going equipment installation at the Source, development of our pilot plant, development of our commercial production and bottling facility, and other elements of our business plan. We expect that operating and development expenses will increase significantly as we continue to implement our plan. No assurance can be given that we will be successful in completing these or any other financings at the minimum level necessary to fund our working capital requirements or to complete our development plan or at all. If we are unsuccessful in completing these financings, or in acquiring the funds available pursuant to the SEDA, we will not be able to fund our working capital requirements or execute our business plan, we will run out of cash and have to substantially reduce or curtail the development of our projects.

TARGETED LAUNCH

     We are currently ramping up towards a targeted commercial launch of our natural mineral spring water product in the first quarter of 2008. Prior to our product launch, our strategy is to provide our sales team with high-quality samples with an approximate accuracy of 98% of the ultimate quality and composition of the commercial product which we believe will give the Company the ability to negotiate pre-launch agreements with major distribution networks in Europe and in the US, starting as early as first quarter 2007. The date of product launch will be dependent upon a number of factors, including the availability of financing for construction of our small-scale production facility, commercial-scale production facility, and related infrastructure; receipt of regulatory approvals, licenses and permits in France and other applicable jurisdictions at national and local levels; hiring qualified senior management and technical/operations personnel; obtaining key contracts, alliances, and vendor relationships; as well as our ability to raise additional capital.

DISTRIBUTION AGREEMENTS, ALLIANCES AND PARTNERING AGREEMENTS

     Poseidis believes that a key to its success will be its ability to negotiate and enter into critical distribution agreements, alliances, or partnering agreements. The purpose of these agreements is to provide market penetration and brand recognition for our products. As of the date of this report, Poseidis is already actively involved in negotiations with Promodes Group, Casino, Auchan and chef Alain Ducasse

COMPETITION

     The following are the brands of French mineral water available on the market which are potential direct competitors to l' Eau de Montespan:

Badoit

     Badoit water is one of the few naturally fizzy waters. Filtered through a layer of granite rock in the Saint Galmier region of France, it emerges at the source with a light, natural sparkle, unlike most sparkling waters, which have their gaseous bubbles added during the bottling process. Light and refreshing, this delicate mineral water is a favorite amongst the best hotels and restaurants in the world.

Chateldon

     Chateldon water is known as the water of Louis XIV, probably France's most famous ruler. It was transported on two mules from the Auvergne to Louis' table in the Palace of Versailles. It is this Royal seal of approval that creates Chateldon's distinctive trademark. Naturally sparkling, Chateldon water is rich in minerals, especially calcium and carbon. The production is limited to one million liters per year.

Ferrarelle

     Ferrarelle is among the very few naturally carbonated waters in the world. At 43 milligrams per liter of potassium, and 81 milligrams per liter of silica, Ferrarelle is in a class by itself in terms of composition; most high mineral waters, by comparison, are loaded with sodium and/or bicarbonates. Harvested in Val d'Assano, inland from Naples, Ferrarelle dates back to pre-Roman times.

Hildon

     Hildon Natural Mineral Water was discovered in 1989 at the Hildon Estate in Broughton, Hampshire, Southern England. A small production outlet was established and the water has been flowing ever since. The water is wholesome, naturally filtered and crystal-clear. It is free from pollution and has a stable composition, being naturally low in sodium and naturally high in calcium. The water is bottled at the source and sold in both still or gently carbonated forms.

Perrier

     The legend of Perrier water dates as far back as Hannibal, who allegedly discovered it in 218 B.C., while crossing Spain in his attempt to conquer Rome. The Romans were the first to build a stone basin on the site of the source around two hundred years after it was discovered by Hannibal. The first commercial ventures began in 1863 after the Granier family purchased the Bouillens estate, which held the source. In 1898 Louis Perrier took over the estate and the first instance of the Perrier name being associated with the source. In 1992 Perrier water, one of the few naturally carbonated waters, in its distinctive green glass, screw top bottles, had become such a market player that Nestle waters bought out the brand.

San Pellegrino

     The town of San Pellegrino in the mountains north of Milan was first made famous by quenching the thirst of Leonardo da Vinci. Today the Fonte Termale, an opulent marbled drinking hall, is a monument to the tradition of "taking the waters." S. Pellegrino's sources are three deep springs which emerge at 69.8 degrees F. The waters come from an aquifer 1,300 feet below the surface, where limestone and volcanic rocks impart unique minerals and trace elements.

Spa

     Spa Natural Spring Water is from the town of Spa Belgium located in the Ardennes Mountains, one of Europe's most renowned conservation areas. The land around the spring has been protected from pollution for centuries. Spa Natural Spring Water is sodium free and is lower in total mineral salts than all leading European bottled waters. Spa Natural Spring Water is owned by the Spadel Group.

Ty Nant

     Beginning at London's top hotels in 1989, Ty Nant rapidly gained recognition as a premium product and today it can be ordered in many of the world's leading hotels, clubs and fine restaurants. Ty Nant is bottled at its source in the countryside of mid Wales and exports 60% of its production.

Voss

     Voss Artesian Water comes from an aquifer in Southern Norway which produces a naturally unfiltered artesian water which is bottled at the site. The product comes in still and sparkling versions.

Wattwiller

     Wattwiller has one of the longest pedigrees of any water. It was discovered by the Romans during their reign over the area now known as Alsace, France. It was controlled by the monks of the Abbey of Murbach beginning in 735 AD. The village was called Wasserweiler - the village of water. Guarded by protected forest land, the water rises from beneath a ten meter screen of clay. The Lithinee spring produces only still mineral water, and the Jouvence spring produces a mineral water to which is added natural carbonation.

     The Company is not aware of any direct competitors to Athenais Night Water at the current time.

CERTAIN AGREEMENTS

     In order to implement our strategies, construct our plant and ramp-up our business, we have entered into agreements in the U.S. with Cornell Capital (equity financing and debt financing), Bridgehead Partners, LLC (financial consulting and related services), Phoenix Ventures, LLP (government/public relations and related services), and North Coast Securities Corporation (placement agent for a completed offering and a financial consulting and advisory agreement). We have also entered into agreements in France with a hydrology expert for the preparation of the well for commercial use; engineering consultant; and suppliers of engines, production line equipment, and bottling instruments. We also intend to commence negotiations later in 2006 to secure agreements with one or more distributors, an engineering consultant for mineral water treatment, computer hardware and software providers, quality control specialists, flavors and fragrances suppliers, and other vendors. We intend to enter into a lease agreement for office space in the New York metropolitan area in late 2006.

INTELLECTUAL PROPERTY

     We have no registered trademarks in the United States. In July 2006, we filed three trademark applications in the U.S. for "Poseidis", "Montespan", and "Night Water". We have two registered trademarks in France. They are "St. Troliere" (stylized letters) and "Montespan" (stylized letters and fleur de lis design). Both are registered in appropriate International Classes consistent with our business development strategies. We do have the opportunity to seek registration of these marks and others in the United States and in other jurisdictions, but can give no assurance whether registration will be granted. In the meantime, existing laws afford only limited protection for intellectual property based upon use of the trademarks without registration.

GOVERNMENT REGULATION

     In order to enter the bottled water industry, Poseidis will be subject to regulation by each country in which it conducts business, and under national, regional and (in some cases) local laws and regulations. Our product launch cannot begin until all regulatory approvals are obtained. There can be no assurance that the Company will obtain the requisite licenses and approvals of the various regulatory agencies in a timely fashion, if at all. The securing of the requisite national, regional and local licenses and permits is a prerequisite for conducting, operating or performing any regulated activity.

     Poseidis is also subject to certain national, regional and local environmental protection, health and safety laws, regulations and ordinances that apply to non-bottled water businesses generally, as well as laws and regulations which apply to businesses specifically engaging in the bottled water industry.

EMPLOYEES

     Poseidis and its consolidated subsidiary Montespan have three unsalaried employees/consultants as of the date of this report. As we progress with our development strategy we intend to hire full-time and part-time employees on a phased basis and to enter into employment agreements with our senior management.

CORPORATE INFORMATION

     Poseidis is a Florida corporation that was incorporated on June 10, 1998. Our corporate name was originally EZ Talk, Inc., which was changed in May 2000 to BillyWeb Corp. and changed in August 2002 to Poseidis, Inc. The principal address of Poseidis is 222 Lakeview Ave., Suite 160, West Palm Beach, Florida 33401; telephone number: (305) 428-3757.

     In May 2000, the Company entered into an agreement to acquire 77.3% of the issued and outstanding common shares of a predecessor company which was then named BillyWeb Corp. (the "Predecessor")in a reverse merger; upon the completion of this transaction the management of the Predecessor became the management of the Company. The consideration for this transaction was 23,100,000 shares of the Company's common stock. In July 2000, the Company acquired the remaining 22.7% of the Predecessor that it did not previously own in exchange for 5,000,000 shares of restricted common stock. In October 2000, the Company formed a subsidiary under the laws of France, SARL BillyWeb.

     In December 2002, the Company placed SARL BillyWeb in bankruptcy under French law. The Company recorded a gain of $12,700 as a result of this. In April 2003, the Company created a new wholly owned subsidiary, Poseidis, SAS, under French law and later changed that subsidiary's name to Montespan SAS.


ITEM 2. DESCRIPTION OF PROPERTY

     Montespan owns approximately 13 acres in Theneuille, France near the Source (as defined above) and has entered into a real estate purchase agreement pursuant to which Montespan may purchase approximately 5.2 acres where the Source is located and the immediate surrounding area. The purchase price for these 5.2 acres is 2,150,000 euros (approximately $2,580,000) of which we have paid 430,000 euros (approximately $516,000) as of July 31, 2006. This real estate purchase agreement expires on February 28, 2008.


ITEM 3. LEGAL PROCEEDINGS

     As of the date of this report, we are not a party to any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended February 28, 2006.



                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                               MARKET INFORMATION

     As of February 28, 2006, our common stock was traded in the over-the-counter market, and "bid" and "asked" prices were quoted on the OTC-BB under the symbol "PSED". The following table sets forth certain information with respect to the high and low bid prices for our common stock on the OTC-BB for each quarter within the fiscal years ended February 28, 2006 and February 28, 2005. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions. On July 19, 2006, the OTC-BB temporarily ceased quoting our shares on the OTC-BB because our annual report on Form 10-KSB for the year ended February 28, 2006 had not been filed with the SEC. The filing of this report eliminates that eligibility deficiency. In addition, our quarterly report on Form 10-QSB for the three months ended May 31, 2006, has not been filed with the SEC but we expect it will be filed on or about September 28, 2006. The Company's common stock is quoted through various market makers on the Pink Sheets published by the National Quotation Bureau. Upon filing of our 10-KSB for the year ended February 28, 2006 and our 10-QSB for the quarter ended May 31, 2006, the Company's stock will again be eligible for quotation on the OTC-BB.

                                                  Bid Prices for Common Stock
                                                  ---------------------------
                                                     High           Low
                                                   ----------    -----------
 Fiscal Year Ended February 28, 2006

     Fourth Quarter ended February 28, 2006          $0.0900     $0.0200
     Third Quarter ended November 30, 2005           $0.0800     $0.0400
     Second Quarter ended August 31, 2005            $0.2800     $0.0510
     First Quarter ended May 31, 2005                $0.1900     $0.1100

 Fiscal Year Ended February 28, 2005

     Fourth Quarter ended February 28, 2005          $0.2000     $0.1350
     Third Quarter ended November 30, 2004           $0.3500     $0.1650
     Second Quarter ended August 31, 2004            $1.1700     $0.1500
     First Quarter ended May 31, 2004                $2.4500     $0.4062*
----------------------------
* This low bid price is adjusted to reflect the 8:1 forward stock split on March 31, 2004.

     On August 7, 2006, the closing sale price quoted in the Pink Sheets was $0.06. As of August 7, 2006, there were approximately 752 holders of record of our common stock.

                                    DIVIDENDS

     We have not paid cash dividends on our common stock and do not presently anticipate paying cash dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for use in our business for an indefinite period. Payments of dividends in the future, if any, will depend on, among other things, our ability to generate earnings, our need for capital, and our financial condition. Our ability to pay dividends is limited by applicable state law. Declaration of dividends in the future will remain within the discretion of our Board of Directors, which will review the dividend policy from time to time.

                    SECURITIES AUTHORIZED FOR ISSUANCE UNDER
                            EQUITY COMPENSATION PLANS

     The following table sets forth information as to securities issuable upon exercise of outstanding options and warrants and available for issuance under equity compensations plans as of February 28, 2006.

                                                                                 Number of securities
                                  Number of securities         Weighted-average  remaining available
                                  to be issued upon            exercise price    for future issuance under
                                  exercise of outstanding      of outstanding    equity compensation plans
                                  options, warrants            options, warrants  (excluding securities
Plan category                     and rights (a)               and rights (b)    reflected in column (a)) (c)
------------------------------- ----------------------------   ----------------- ----------------------------
Equity compensation plans
approved by security holders:                           N/A          N/A               N/A

Equity compensation plans not approved by security holders:
                                 Options:
                                     2000 Plan (1)        0          N/A                0
                                     2002 Plan (1)        0          N/A                0

                                    Warrants
                                                  1,500,000         $0.0375             0
                                                  1,250,000         $0.12               0
                                                    500,000         $0.12               0
                                                  3,750,000         $0.08               0
                                                  1,250,000         $0.12               0
                                                  1,200,000         $0.25               0
                                                  9,000,000         $0.04               0
                                                  1,000,000         $0.05               0
                                 -------------- -----------   ------------------ ---------------------
                                                 19,450,000(2)     $0.073              0
Total

----------------------
(1) No outstanding grants have been made under the Company's 2000 Employee/Consultant Stock Compensation Plan (the "2000 Plan") or the Company's 2002 Employee/Consultant Stock Compensation Plan (the "2002 Plan"). The 2000 Plan and the 2002 Plan were terminated by Poseidis' Board of Directors in July 2006.

(2) This table excludes warrants that were issued in March-April 2006 (after the completion of the Company's fiscal year ended February 28, 2006) in connection with the Company's 2006 Private Placement.

EMPLOYEE/CONSULTANT STOCK COMPENSATION PLANS

     Poseidis' Board of Directors adopted the 2000 Employee/Consultant Stock Compensation Plan in 2000 and the 2002 Employee/Consultant Stock Compensation Plan in 2002. No outstanding grants have been made by Poseidis under the 2000 Plan and the 2002 Plan. The 2000 Plan and the 2002 Plan were terminated by Poseidis' Board of Directors in July 2006.

WARRANTS

     Warrants issued under equity compensation plans, which were outstanding as of February 28, 2006, include the following:

     The Company issued to a consultant warrants to purchase 1,500,000 shares of common stock with an exercise price of $0.0375. The warrants expire on January 12, 2011.

     In February 2006, the Company issued warrants to the designees of North Coast, the placement agent in the 2006 Private Placement, to purchase a total of 1,000,000 shares of common stock in consideration for services rendered by North Coast in connection with a Financial Advisory and Investment Banking Agreement. These warrants have an exercise price of $0.05 and expire on February 1, 2011.

     The Company issued to Cornell Capital in connection with debenture financing and SEDA financing, and related fees, an aggregate of 16,950,000 warrants to purchase shares of common stock with the following exercise prices and expiration dates:

    Number of          Exercise         Expiration
    Warrants           Price             Date
    -----------        --------         ------------------
    1,250,000          $0.12            August 26, 2010
      500,000          $0.12            August 26, 2010
    3,750,000          $0.08            February 1, 2011
    1,250,000          $0.12            February 1, 2001
    1,200,000          $0.25            February 1, 2011
    9,000,000          $0.04            February 1, 2011

SECURITIES ISSUED DURING QUARTER ENDED FEBRUARY 28, 2006; securities issued during the year ended February 28, 2006 and not previously included in a quarterly report on Form 10QSB or in a current report on Form 8-K

     In December 2005, the Company issued 280,000 shares of the Company's common stock at a purchase price of $0.14 per share to five investors residing in France in private transactions in exchange for $40,351 in cash and 160,000 shares valued at $3,200 in exchange for services to the Company. Issuance of the securities in each of these transactions was exempt from registration pursuant to Section 4(2) of the Securities Act. The securities were issued in private transactions without the use of any form of general solicitation or advertising. The securities are "restricted securities" subject to applicable limitations on resale.

     In February 2006, the Company issued warrants to the designees of North Coast to purchase a total of 1,000,000 shares of common stock as described above. These warrants have an exercise price of $0.05 and expire on February 1, 2011.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read together with the financial statements and the accompanying notes thereto included elsewhere in this report.

                                     GENERAL

     Our business is the commercial exploitation of a natural mineral water spring called La Troliere Spring located in the village of Theneuille, Allier Department, Canton Cerilly, in the region of one of the largest natural forests in France.

     We have had no revenues from our current operations, our operations since inception in 1998 have not generated a profit, and we have relied on, and will continue to rely on, significant external financing to fund our operations. During the fiscal year ended February 28, 2006, our financing came primarily from the sale of $644,000 of convertible debentures and approximately $86,000 in private placement proceeds. Subsequent to year-end we closed on $917,800 in gross proceeds from the private sale of our securities in the 2006 Private Placement. We also have a commitment for gross proceeds of up to $8.0 million that is available to us under the SEDA upon the satisfaction of certain conditions including the effectiveness of an SEC registration statement covering, among other securities, the common stock issuable in exchange for the SEDA funds, and the listing of our of shares for quotation on the OTC-BB. As noted above, the OTC-BB has temporarily ceased quoting our shares. The filing of this 10-KSB report eliminates the original reason for our OTC-BB de-listing, though we must also complete and file our quarterly report on Form 10-QSB for the three months ended May 31, 2006 before our stock will again be eligible for quotation on the OTC-BB and in order to satisfy the applicable SEDA conditions. Upon such filing, we will pursue reinclusion of our share quotation on the OTC-BB. If we determine not to utilize any of the $8.0 million SEDA funds, we will need to raise at least approximately $9.2 million in additional capital to finance operations through year-end 2006. To the extent we do draw on the SEDA to finance operations as described above, the aforesaid $9.2 million figure will decrease by the net amount of such draws.

     We cannot assure you that financing, whether from external sources or related parties, will be available on favorable terms or at all. Our inability to obtain adequate financing will result in the need to reduce or curtail planned business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. We will need to raise additional capital to fund our anticipated future development. No financing commitments for future capital needs have been obtained as of the date of this report other than the $8.0 million SEDA funds. There can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

                             FINANCING TRANSACTIONS

     The following is a general description of our most recent financing transactions. See also the Notes to the financial statements included with this report.

     From February 2001 until the end of July 2005 our operations have been financed primarily through the use of proceeds from equity financings and borrowings under short term debt agreements. Over that period of time, we have raised $1,138,153 from the sale of our common stock and $170,804 from borrowings in the form of short term debt, of which $33,890 has been repaid and $108,000 has been converted to common stock. The Board members, senior management, and key stockholders of Poseidis have provided the Company with aggregate equity financing of approximately $1 million during the period from February 2001 through December 31, 2005; excluding the Cornell Capital financing as described in this report.

     Between August 2005 and February 2006, we received an aggregate of $644,000 in principal amount of convertible debt in two financing transactions with Cornell Capital pursuant to the terms of the two SPA's. In exchange for financing under the SPA's, we have issued to Cornell Capital $644,000 of our 12% secured, Convertible Debentures. The SPA's conversion provisions entitle Cornell Capital at any time, and from time to time, to convert all or any part of the principal plus accrued interest into Poseidis' common stock , at a per share price equal to $0.0497 per share with respect to $300,000 in principal amount and interest accrued thereon and at a per share price equal to $0.04 per share with respect to $344,000 in principal amount and interest accrued thereon, which may be adjusted under certain circumstances. The maturity date of each of the three Convertible Debentures is September 1, 2007; monthly payments of principal and accrued interest commence on September 1, 2006 as to each of the Convertible Debentures. We have the right to redeem the Convertible Debentures without a premium if the market price for our common stock is greater than the conversion price then in effect. Otherwise, a redemption premium of 20% applies to all three Convertible Debentures.

     In addition, in August 2005 we entered into the SEDA with Cornell Capital whereby we may (after certain conditions are satisfied including the effectiveness of an SEC registration statement covering the Conversion Shares and the shares issued upon our SEDA draws), at our discretion, periodically sell to Cornell Capital shares of our common stock for a gross purchase price of $8.0 million. For each share of common stock purchased under the SEDA, Cornell Capital will pay Poseidis 96% of the market price for our common stock (as defined in the SEDA). Further, Cornell Capital will retain a fee of 5% of each advance under the SEDA. The documents pertaining to the SEDA, the Convertible Debentures, and the related documents and agreements between the Company and Cornell Capital are included among the exhibits that are attached to our reports filed with the SEC.

     In March 2006, Poseidis completed the 2006 Private Placement and received gross proceeds of U.S. $917,800 from the sale of units consisting of convertible debentures and warrants.

     In March 2006, we received the bridge loan from Portfolio Lenders in the principal amount of $100,000 . We also issued to Portfolio Lenders a warrant to purchase up to 100,000 shares of our common stock with an exercise price of $0.05 per share. The March 2006 Portfolio Lenders Note accrued interest at the rate of 15% per annum, of which 30 days worth of interest ($1,250) was paid in advance on the closing date. The Company repaid all amounts due and owing under the March 2006 Portfolio Lenders Note on April 11, 2006.

     In May 2006, we obtained the loan of $250,000 from Portfolio Lenders. We used the loan proceeds for working capital purposes. We issued to Portfolio Lenders a warrant to purchase 1,000,000 shares of our common stock with an exercise price of $0.05 per share. The May 2006 Portfolio Lenders Note accrues interest at the rate of 15% per annum, of which 90 days worth of interest ($9,375) was paid in advance on the closing date. The principal and accrued but unpaid interest shall be paid in full on or before the earlier of (i) 60 days after the effective date of the Registration Statement on Form SB-2 as filed by Poseidis on April 14, 2006 or (ii) October 31, 2006.

     In July 2006, we obtained a loan of $30,000 from Louis Pardo which we used for working capital purposes. Mr. Pardo is our President, Chief Executive Officer, and Chairman of our Board of Directors and a substantial stockholder of the Company. This note accrues interest at the rate of 9.25% per annum. The principal and accrued interest shall be paid in full on demand, not later than the fifth business day after written demand therefore is received by the Company.

     We generated a net loss of $3,294,210 during the year ended February 28, 2005, and a net loss of $1,569,140 during the year ended February 28, 2006. Our accumulated deficit as of February 28, 2006 was $8,312,661. As of July 31, 2006, our available cash position was approximately $21,500. We are continuing to seek additional financing to meet our working capital needs and to continue on-going equipment installation at the Source, development of our pilot plant, development of our commercial production and bottling facility, and other elements of our business plan. We expect that operating and development expenses will increase significantly as we continue to implement our plan. No assurance can be given that we will be successful in completing these or any other financings at the minimum level necessary to fund our working capital requirements or to complete our development plan or at all. If we are unsuccessful in completing these financings, or in acquiring the funds available pursuant to the SEDA, we will not be able to fund our working capital requirements or execute our business plan, we will run out of cash and have to substantially reduce or curtail the development of our project.

     Our operating plan seeks to minimize our capital requirements, but construction of our production facility, purchase of equipment, expansion of our staff, and other expenses will require additional capital. We expect that operating and production expenses will increase significantly as we continue to ramp up.

     We are continuing to seek financing sources. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of equity (including the sale of common stock under the SEDA) or debt financing. We believe that if we raise approximately $9.2 million in debt and equity financings, excluding the SEDA, we would have sufficient funds to meet our needs for working capital and repayment of debt (approximately $2.5 million) and for capital expenditures (approximately $6.7 million) over the next twelve months ending August 2007.

     No assurance can be given that we will be successful in completing any financings at the minimum level necessary to fund our capital equipment, debt repayment or working capital requirements, or at all. If we are unsuccessful in completing these financings, we will not be able to meet our working capital, debt repayment or capital equipment needs or execute our business plan. In such case we will assess all available alternatives including a sale of our assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

                      STANDBY EQUITY DISTRIBUTION AGREEMENT

     On August 26, 2005, the Company entered into the SEDA with Cornell Capital, pursuant to which the Company may, at its discretion, periodically sell to Cornell Capital shares of Common Stock for a total gross price of up to $8,000,000. The Company and Cornell Capital entered into an Amended and Restated SEDA and related letter agreement as of October 24, 2005 which removed the escrow agent and takes into effect the termination of the Escrow Agreement by and among the Company, Cornell Capital and David Gonzalez, Esq. In addition, the Company agreed to not redeem or repay convertible debentures issued by Cornell Capital with proceeds from the Amended and Restated SEDA. On February 1, 2006, the Company and Cornell Capital entered into a Second Amended and Restated SEDA which amended the payment terms pertaining to the $320,000 commitment fee due Cornell Capital as provided for in the original SEDA. Under these amended terms, on February 1, 2006, the Company issued to Cornell Capital (i) 3,000,000 shares of common stock, (ii) a warrant to purchase 9,000,000 shares of common stock at an exercise price of $0.04 per share and (iii) a promissory note in the principal amount of $200,000.

     For each share of Common Stock purchased under the SEDA, Cornell Capital will pay the Company 96% of the lowest volume weighted average price of Common Stock as quoted by on the OTC-BB or other principal market on which Common Stock is traded for the five days immediately following the date the Company delivers a notice requiring Cornell Capital to purchase shares under the SEDA.

     Cornell Capital's obligation to purchase shares of common stock under the SEDA is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock sold under the SEDA, reinclusion of the Company's common stock for quotation on the OTC-BB, and the limitation of advances under the SEDA to $300,000 per week. In addition, on each date that the Company requests an advance pursuant to the SEDA, the Company is required to pay to Cornell Capital a fee totaling 5% of each advance request which is payable directly from the gross proceeds. If such payment is not made by the Company on the date that such advance is made, the payment may be deducted from the amount of the advance requested by the Company with no reduction in the amount of shares to be delivered to Cornell Capital in connection therewith.

                             CONVERTIBLE DEBENTURES

     On August 26, 2005, the Company also entered into the first SPA with Cornell Capital (the "August 2005 SPA"), pursuant to which the Company issued to Cornell Capital $300,000 in principal of 12% convertible debentures (the "2005 Debentures") under (i) a $150,000 debenture originally issued August 26, 2005 and amended and restated in October 2005 and in February 2006 and (ii) a $150,000 debenture originally issued October 24, 2005 and amended and restated in February 2006. On February 1, 2006, the Company entered into a second SPA with Cornell Capital (the "February 2006 SPA"), pursuant to which the Company issued to Cornell Capital $344,000 in principal of 12% convertible debentures (the "February 2006 Debenture"). The 2005 Debentures and the February 2006 Debenture are convertible into shares of common stock at a conversion price of $0.0497 per share and $0.04, respectively, which may be adjusted under certain circumstances. Interest on the 12% debentures is payable in cash but may be payable in shares of common stock at the option of the holder under certain conditions. All Convertible Debentures issued to Cornell Capital have a September 1, 2007 maturity date and accrue interest at 12% per year.

     Beginning October 1, 2006, we are required to make monthly payments until all amounts under the Convertible Debentures are repaid. The principal amount of each monthly payment is determined by dividing the outstanding principal amount of the Debentures as of the date the monthly payment is due by the number of monthly payments remaining until the maturity date of the Convertible Debentures.

     The Convertible Debentures are secured by security agreements covering substantially all of our business assets dated August 26, 2005 (as to the 2005 Debentures) and February 1, 2006 (as to the February 2006 Debenture), respectively, and by a pledge and escrow agreement dated February 1, 2006 whereby we have pledged 20,000,000 shares of our common stock to secure repayment of the Convertible Debentures. Principal plus accrued interest may be converted at Cornell Capital's option, into shares of our common stock at a price per share of $0.0497 (as to the 2005 Debentures) and $0.04 (as to the February 2006 Debenture). If the holder elects to convert, we may redeem the portion of the debenture that was subject to the conversion notice by paying 120% of the amount being redeemed. We are restricted from issuing such number of shares upon conversion of the Convertible Debentures if such conversion would result in Cornell Capital owning in excess of 4.9% of our outstanding common stock, which may only be waived by Cornell Capital either in its sole discretion with 60 days' notice or without notice upon an event of default. This restriction may significantly limit and delay our ability to access funds under the SEDA.

     We are required to register all shares issuable pursuant to the Convertible Debentures pursuant to the terms of an Amended and Restated Investor Registration Rights Agreement between Cornell Capital and us. In addition, while the Convertible Debentures are outstanding and unconverted, we are restricted, without prior consent of Cornell Capital, from issuing or selling any of our common or preferred stock or other security for less than fair market value or less than Cornell's purchase price, or from granting any security interest other than for equipment, or from filing any registration statement on Form S-8 except for securities covered by a bona fide stock incentive plan. We have agreed to pay Cornell Capital 5% of the proceeds that we receive from each advance under the SEDA.

                              GOING CONCERN MATTERS

     Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As February 28, 2006, we had an accumulated deficit of approximately $8,313,000. We are continuing to seek financing sources. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. No assurances can be given that such financing will be available in sufficient amounts or at all. Continuation of our operations through fiscal year 2007 is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                        LIQUIDITY AND FINANCIAL CONDITION

     At February 28, 2006, cash and cash equivalents were $73,314. Total liabilities at February 28, 2006 were $1,697,947 consisting of current liabilities in the aggregate amount of $940,517 and long-term liabilities in the amount of $757,430. At February 28, 2006, assets included $0 in inventories, property and equipment, net, of $443,572, net intangibles of $1,159,978, and prepaid expenses and other assets of $7,000. As of February 28, 2006 our working capital deficit was $846,787 as compared to $1,090,832 at February 28, 2005. We expect to incur substantial operating losses as we continue our commercialization efforts. We are continuing to seek financing sources. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of equity (including the sale of common stock under the SEDA) or debt financing. We believe that if we raise approximately $9.2 million in debt and equity financings, excluding the SEDA, we would have sufficient funds to meet our needs for working capital and repayment of debt (approximately $2.5 million) and for capital expenditures (approximately $6.7 million) over the next twelve months ending August 2007.

                              RESULTS OF OPERATIONS
      YEAR ENDED FEBRUARY 28, 2006 COMPARED TO YEAR ENDED FEBRUARY 28, 2005

Revenues

The Company has generated no revenues since inception.

General and Administrative Expenses

     General and administrative expenses during the year ended February 28, 2006, decreased by $170,696 or approximately 50% to $174,412 from $345,108 in the year ended February 28, 2005. This decrease was primarily due to reduced office, rent, travel and entertainment expenses


Consulting Fees

     Consulting fees were $528,693 during the year ended February 28, 2006 as compared to $2,711,604 in the year ended February 28, 2005 for a decrease of $2,182,911 or approximately 81%. This decrease was due primarily to reductions in stock issuances for consulting services during the year ended February 28, 2006 as compared to the year ended February 28, 2005.

Professional Fees

     Professional fee expenses during the year ended February 28, 2006 increased by $383,973 or approximately 750% to $435,045 in the year ended February 28, 2006 from $51,072 in the year ended February 28, 2005. The increase was due to increased expenditures for legal fees, financial advisory services, graphic design and website development.

Other income (Expense)

     Interest expense for the year ended February 28, 2006 increased by $126,211 to $126,216 from $5 in the year ended February 28, 2005. Interest expense represents the amortization of the discount on the Debentures of $107,654 and an interest expense accrual of $18,346 related to various debentures.

Non-operating income - real estate

     Non-operating income - real estate was $249,830 for the year ended February 28, 2006 versus $0 for the year ended February 28, 2005. The increase was due to a one time benefit derived from the purchase agreement for the land where the Source is located.

Loss on derivative liability

     Loss on derivative liability, which was related to the embedded derivatives of the Cornell Capital Debentures, was $507,154 for the year ended February 18, 2006, with no corresponding amounts in prior years.

Net Loss to Common Shareholders

     Net loss to common shareholders was approximately $1,569,000 or $0.02 per share for the year ended February 28, 2006 as compared to a net loss of $3,294,000 or $ 0.07 for the year ended February 28, 2005. The decrease in net loss for the year was principally due to a decrease in consulting expenses and general and administrative expenses and a one time gain on real estate which was partially offset by the following factors:1) increased interest expense on outstanding debt and the interest expense related to the debentures including the amortization of the discount on the warrants and the embedded derivatives on our convertible debentures, 2) an increase in professional fees for legal fees, financial advisory service, graphic design and website development, and 3) amortization charges in the year ended February 28, 2006 relating to the issuance of warrants and convertible notes.

Accumulated Deficit

     Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next several years. As of February 28, 2006, our accumulated deficit was $8,312,661.

                                PLAN OF OPERATION

     We are engaged in the development of a sparkling mineral water spring in central France known as the La Troliere Spring. We refer to this spring as the "Source". Our objectives are to develop and market a new brand of sparkling natural mineral water under the brand name "l' Eau de Montespan" as well as other beverage products, potentially a line of cosmetics products utilizing the mineral water drawn from the Source, and other related products and merchandise.

     Our primary business strategy is focused first on developing the Montespan brand of sparkling natural mineral water and commencing sales of that product in France, Quebec, the United Kingdom, Italy, Spain, Germany and the U.S., and subsequently in other geographic markets in Europe and North America. We believe that an opportunity exists in Europe and North America for: the introduction of a new luxury brand of sparkling natural mineral water targeted at the most famous cafes, hotels, and restaurants; utilizing a broad marketing strategy that will include distinctive and artistic bottling and endorsements by the leading chefs in France; and incorporating the traditional elements of high quality, flavor, carbonation, and mineral content. In addition, we believe that once our initial mineral water is launched in France and French-speaking territories of Canada (Quebec) a significant demand for this product and related products can be developed elsewhere in Europe and in North America leveraging similar business development and marketing strategies.

     Our plan of operation and development strategy for the next twelve months to eighteen months is summarized as follows:

Phase             Description                              Timing (1)
----------------------------------------------------------------------------

  A      Acquisition of balance of ownership interest in   Q3, 2006 - Q2, 2008
         well rights
  1      Organizational/Administrative upgrades            Q3, 2006 - Q1, 2007
  2      Conformity of well finalization, bottling unit    Q4, 2006 - Q2, 2007
         blue print legal, construction approvals
  3      Pilot production for mineral water                Q3, 2007
         a. Water treatment pilot facility
         b. Final bottle molds

  4      Pilot production for Night Water                  Q4, 2007
         a. Water treatment & aromatization
         b. Final bottle molds
  5      Initial marketing and brand recognition           FY 2007
         strategies development of marketing & sales
         organization -  US & Europe
  6      Water treatment and bottling facility             Q2 - Q4, 2007
         construction, water collection infrastructure,
         transportation infrastructure - Phase 1
  7      Installation of second bottling line (1 liter),   Q1 - Q2, 2008
         modification of initial line into a half-liter
         bottle line - Phase 2
  8      Installation of aromatization and flash           Q1 - Q2, 2008
         pasteurization units for Night Water
-------------------
(1) timing presented on a calendar basis, not on our fiscal year.

     Our operations since inception in 1998 have not generated a profit. We have a commitment for $8.0 million in gross proceeds that will be available to us under the SEDA upon the satisfaction of certain conditions including the effectiveness of an SEC registration statement covering, among other securities, the common stock issuable in exchange for the SEDA funds, and reinclusion of our common stock for quotation on the OTC-BB. If we determine not to utilize any of the $8.0 million SEDA funds, we will need to raise at least approximately $9.2 million in additional capital to finance operations through year-end 2007. To the extent we do draw on the SEDA funds to finance operations as described above, the aforesaid $9.2 million figure will decrease by the amount of such draws. If we are unsuccessful in accessing the funds available pursuant to the SEDA or in obtaining necessary capital from other sources, we will run out of cash and have to substantially reduce or curtail the development of our project.

     Product Development; Market Entry Strategy. Poseidis will exploit the potential for high-end brand positioning initially with two product offerings focused on the rapidly growing U.S. and Pan-European markets:

          Bottled Mineral Water: L' Eau de Montespan will be a luxury traditional mineral water. L' Eau de Montespan will be exclusively available at the most famous restaurants' tables. L' Eau de Montespan will possess all the qualities of premium sparkling mineral water and will be comparable to Chateldon Water, which is considered by many as the best mineral water in France. Derived from a high profile historical iconography, easily marketable and characterized by its ability to evolve in time, l' Eau de Montespan will have all the reference values of a strong international brand, added to the initial qualities of an exceptional mineral water. This brand development, in order to maximize its recognition in France and abroad, will be integrated into a broader marketing strategy, including media awareness and partnerships with and endorsements of some of the best chefs in France including Ducasse, Sanderens, and Troisgros. Sold exclusively in non-recycled glass bottles, l' Eau de Montespan will be dedicated to the traditional distribution networks of restaurants, hotels, and luxury grocery stores (such as Dean & Deluca, Hediard, Fauchon and Colette).

          Functional drink: Athenais Night Water is envisioned to be the epitome of the functional food development. In a base of l' Eau de Montespan water, specific concentrations of active ingredients, such as millepertuis, chamomile or passiflora in homeopathic forms and concentrations will be added as well as natural flavoring. Athenais Night Water is a luxury water, positioned like a cosmetic product, sold exclusively to and found on the bed tables of high-end resorts and "5-Star" hotels. Its exclusive formula will make it the only water to drink at night for its detoxifying, restructuring and reconstituting benefits.

     Follow-on cosmetics by-products under the Athenais and/or Night Water brand may include:

     o    Athenais Spray 0.5 liter
     o    Athenais Light Moisturizing Fluid for the body
     o    Athenais Lift Serum
     o    Athenais Moisturizing Cream for the face
     o    Athenais Night Repair / Eye Cream

     Real Estate, Plant, and Equipment. Our foundational asset is our contractual right to acquire the real estate where the Source is located in Theneuille, France. In October 2005 Montespan entered into the Berthier Agreement (as defined above) with the owner of the Source (Christian Berthier) pursuant to which Montespan may acquire the land where the spring is located and the immediately surrounding area including certain government-granted and government-regulated rights to draw and use the Source's water as natural mineral water. The Berthier Agreement provides for a purchase price of 2,150,000 euros of which 430,000 euros has been paid as of July 31, 2006 and expires on February 28, 2008. Our development plan includes completing the payments for acquisition of the Berthier property and constructing and equipping the facility described below. We plan to install pumping equipment at the Source and to construct, first, a small-scale production facility capable of manufacturing limited quantities of samples of our envisioned final product (the carbonation in these samples will vary slightly compared to the carbonation in the final commercial product) and, second, a full-scale commercial production plant plus related infrastructure improvements at and around the Source.

     Poseidis will develop a production and bottling facility at the Source which will be highly automated and operationally flexible with a high production capacity. The processing and bottling of the water to be captured at the La Troliere facility is divided into the following main steps:

o Initial capture at the Source - La Troliere is an artesian source and the water is pumped at a depth of approximately 182 meters then transferred to the storage location by a system of pipes.

o From the point of capture, stainless steel pipes take the water to the conditioning plant where the water is first degasified, and the extracted gas is stored temporarily for subsequent addition to the water after deferritization. Deferritization is a filtering process to reduce the iron content of the water using a fine-grade silica sand. No chemical or artificial treatment is used for deferritization.

o After deferritization, the mineral water will be stored before bottling in double-wall vats, each containing 70,000 liters. The water is then transferred to the regassification and bottling zone via stainless steel pipes. When the water is ready for bottling, it is moved to the carbonator equipment where it is regassified with its own gas (extracted as soon as it leaves the pump) without any external additions being made.

o The regassified water is then moved to the bottling room which is isolated from the outside world and air conditioned (filtered air) to avoid all possible contamination during bottle filling. These operations consist of filling the bottle with regassified water, capping it, labeling it, assigning it with a batch number, year and time of bottling, and entering the "best before date" (BBD), e.g.: "Best Before December 2006".

o The bottles are then moved to the packing and shipping area where the bundling machine groups the various forms into packs of 4, 6, or 8 bottles, wrapping them in printed film. A handle is then applied automatically on the line and finally, the packs are transferred to the pallet-filling area where they are palletized for shipment.

o Poseidis will maintain a laboratory to maintain a constant control on the quality of the water. In order to maintain its certification by the French authorities as well as to guarantee a superior quality product, the laboratory has to process daily chemical and bacteriological analyses on the entire production chain.

Number of Employees.

     By June 2007 we do not expect our number of employees to increase significantly.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB) issued SFAS No. 153, "Exchanges of Nonmonetary Assets," ("SFAS No. 153"). SFAS No. 153 amends Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions," to require exchanges of nonmonetary assets be accounted for at fair value, rather than carryover basis. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal years beginning after June 15, 2005. We do not routinely enter into exchanges that could be considered nonmonetary, accordingly we do not expect the adoption of SFAS 153 to have a material impact on our financial statements.

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment"(" SFAS No. 123R"). SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after December 15, 2005, although early adoption is allowed. SFAS No. 123R requires companies to adopt its requirements using a "modified prospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. The "modified retrospective" method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS No. 123.

     We have adopted SFAS No. 123R effective March 1, 2006. We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. SFAS No. 123R permits us to continue to use such a model.

     SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

     In March 2005, the FASB issued Interpretation No. 47 (FIN 47), "Accounting for Conditional Asset Retirement Obligations--an interpretation of FASB Statement No. 143." FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was adopted in the fourth quarter of 2005 and has had no significant impact on our financial position, results of operations or cash flows.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3"
("SFAS  No.  154").  SFAS No.  154  requires  retrospective  application  as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, "Accounting Changes," for the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective beginning January 1, 2006. SFAS No. 154 is not expected to have a significant impact on our financial position, results of operations or cash flows.

     In June 2005, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 05-6, "Determining the Amortization Period for Leasehold
Improvements Purchased after Lease Inception or Acquired in a Business Combination" ("EITF 05-6"). EITF 05-6 requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 was adopted in the fourth quarter of 2005. EITF 05-6 did not have a significant impact on our financial position, results of operations or cash flows.

     In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments an amendment of FASB 133, Accounting for Derivative Instruments and Hedging Activities, and FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 155"). SFAS No. 155, provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. SFAS No. 155 further amends FASB 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The guidance SFAS No. 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133 and concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins
September 15, 2006. SFAS No. 155 is not expected to have a material impact on the Company's consolidated financial statements.

     In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset by entering into a servicing contract. SFAS No. 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. SFAS No. 156 is effective at the beginning of the first fiscal year that begins after September 15, 2006. SFAS No. 156 is not expected to have a material impact on the Company's consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

     Our consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

     Our significant accounting policies are summarized in the Notes of our consolidated financial statements. While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements (or are anticipated to have such impact when operations commence) and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report. Our critical accounting policies are useful lives of assets, impairment testing of assets, revenue recognition, and deferred offering costs.

USEFUL LIVES OF TANGIBLE AND INTANGIBLE ASSETS.

     Depreciation and amortization of tangible and intangible assets are based on estimates of the useful lives of the assets. We regularly review the useful life estimates established to determine their propriety. Changes in estimated useful lives could result in increased depreciation or amortization expense in the period of the change in estimate and in future periods that could materially impact our financial condition and results of operations.

IMPAIRMENT OF LONG-LIVED ASSETS.

     We adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. An impairment charge could materially impact our financial condition and results of operations.

DEFERRED OFFERING COSTS AND DEFERRED FINANCING COSTS.

     We incurred certain costs related to financing activities during the twelve-month period ended February 28, 2006. These costs consisted primarily of placement agent fees, commissions and legal fees which are related to the placement of debt securities (deferred financing costs) and equity securities (deferred offering costs).

Additional Information. With respect to our cash requirements and sources during the next 12 months, see Management's Discussion and Analysis--Liquidity and Financial Condition.


Off-Balance   Sheet   Arrangements.   The  Company  has  no  off-balance   sheet
arrangements.

                                  RISK FACTORS

WE ARE SUBJECT TO VARIOUS RISKS THAT MAY MATERIALLY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. IF ANY OF THESE RISKS OR UNCERTANTIES ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COLD BE MATERIALLY HARMED. IN THAT CASE THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND CLOSE LOSE ALL OR PART OF YOUR INVESTMENT.

                   RISKS RELATED TO OUR BUSINESS AND INDUSTRY

WE NEED TO RAISE ADDITIONAL CAPITAL IN ORDER TO COMPLETE OUR PURCHASE OF THE REAL ESTATE WHERE THE SOURCE IS LOCATED. WE COULD DEFAULT ON OUR PAYMENT OBLIGATIONS UNDER THE BERTHIER REAL ESTATE PURCHASE AGREEMENT.

     We will need to raise additional capital in order to make the monthly payments to Mr. Berthier and to pay the remaining 1,720,000 euros (approximately $2,064,000) balance due as of July 31, 2006 under the Berthier Agreement by February 28, 2008. If we are unable to raise such capital and if we default on the monthly payments or fail to pay the entire purchase price by February 28, 2008, we will be unable to acquire exclusive title to the Berthier property. In that event, the Berthier Agreement provides that Mr. Berthier and Montespan shall be co-owners of the property in proportion to the 2,150,000 euro purchase price, such that Montespan's co-ownership percentage shall be the fraction whose numerator is the total sum paid by Montespan to Mr. Berthier and whose denominator is 2,150,000 euros, and Mr. Berthier's co-ownership percentage shall be 100% minus Montespan's co-ownership percentage. In the event of co-ownership of the Berthier property between Mr. Berthier and Montespan, the Berthier Agreement provides that each party will hold a right of preemption to acquire the interest of the other party when the other party wishes to sell its interest to a third party. Such right of preemption is exercisable on the same terms and conditions that are proposed between the other party and the third party.

WE HAVE NO REVENUE FROM OPERATIONS AND MUST RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS. OUR OPERATIONS SINCE INCEPTION HAVE NOT GENERATED A PROFIT.

     We have no revenues from our current operations as of the date of this report and we have relied on, and will continue to rely on, significant external financing to fund our operations. During the fiscal year ended February 28, 2006, our financing came primarily from the sale of $644,000 of convertible debentures and approximately $86,000 in private placement proceeds. In addition, we have recently closed on $917,800 in gross proceeds from the private sale of our securities and obtained loans of $100,000, $250,000 and $30,000 respectively. We have a commitment for gross proceeds of up to $8.0 million that will be available to us under the SEDA upon the satisfaction of certain conditions including the effectiveness of an SEC registration statement covering, among other securities, the common stock issuable in exchange for the SEDA funds. If we determine not to utilize any of the $8.0 million SEDA funds, we will need to raise at least approximately $9.2 million in additional capital to finance operations through year-end 2007. To the extent we do draw on the SEDA funds to finance operations as described above, the aforesaid $9.2 million figure will decrease by the amount of such draws.

     Our operations since inception in 1998 have not generated a profit. We generated a net loss of $793,520 during the year ended February 28, 2004, a net loss of $3,294,210 during the year ended February 28, 2005, and a net loss of $1,569,140 during the year ended February 28, 2006.

     We cannot assure you that financing, whether from external sources or related parties, will be available on favorable terms. Our inability to obtain adequate financing will result in the need to reduce or curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. We will need to raise additional capital to fund our anticipated future development. No financing commitments for future capital needs have been obtained as of the date of this report other than the $8.0 million SEDA funds.

WE NEED TO CONSTRUCT A SMALL-SCALE PRODUCTION PLANT, A FULL-SCALE PRODUCTION PLANT, AND INFRASTRUCTURE IMPROVEMENTS; OBTAIN AND INSTALL EQUIPMENT; AND OBTAIN FINANCING FOR THESE PURPOSES, AND FOR WORKING CAPITAL IN A COMPRESSED TIMEFRAME WITH LIMITED MANPOWER AND LIMITED RESOURCES. WE COULD FAIL.

     We plan to install pumping equipment at the Source and to construct, first, a small-scale production facility capable of manufacturing limited quantities of samples of our envisioned final product (the carbonation in these samples will vary slightly compared to the carbonation in the final commercial product) and, second, a full-scale commercial production plant plus related infrastructure improvements at and around the Source. To accomplish this we will need to raise approximately $9.2 million in financing in 2007 (excluding the $8.0 million in SEDA funds available to us). To the extent we utilize the SEDA funds, such $9.2 million figure that we will need to raise will be reduced on a dollar-for-dollar basis. However, there can be no assurance that one or more financing transactions will be completed at all, or on terms favorable to us.

WE NEED TO OBTAIN NUMEROUS REGULATORY PERMITS, CERTIFICATES, LICENSES, ETC. FROM GOVERNMENTAL AUTHORITIES WHICH WE COULD FAIL TO OBTAIN OR WHICH COULD TAKE LONGER OR BE MORE COSTLY TO OBTAIN THAN WE HAVE PLANNED.

     We are subject to a wide range of governmental regulation by French national, regional and local governmental agencies and by governmental agencies in the other jurisdictions in which our products will be marketed. We are also regulated in the U.S. by federal and state securities regulators and other governmental agencies. Our business will require permits, licenses, approvals, certifications, and various other authorizations including the following:

o    Building permit.

o    Water transportation  permit (pipeline from the Source to the plant).

o    Tag approval (health-related claims on our bottle labeling).

o    Gas pressure treatment approval.

o Food and health permits from the applicable French and other governmental regulatory authorities.

     We do not have all the final permits, licenses, approvals, certifications, and other authorizations in place that we need to commence the operation of our business. There can be no assurance we will be able to obtain, or renew or extend as applicable, these items on a timely basis or at all. There can also be no guarantee we will be able to obtain these items at the cost we anticipate.

WE NEED TO OBTAIN CONTRACTS FOR OPERATING AND PRODUCTION FACILITIES AND FOR OTHER KEY COMPONENTS OF OUR BUSINESS.

     In order to conduct our business, we must enter into several agreements including without limitation agreements with one or more distributors, general contractors, computer hardware and software providers, quality control specialists, flavors and fragrances suppliers, and other vendors. There can be no assurance that we will be able to obtain such agreements. If we are unsuccessful in obtaining such agreements, we may not be able to implement our business plan and, consequently, our ability to generate revenue and our business in general will be adversely affected.

OUR BUSINESS IS DEPENDENT ON THE AVAILABILITY OF THE NATURAL MINERAL WATER DRAWN FROM THE SOURCE. SIGNIFICANT DISRUPTIONS IN THE SUPPLY OF WATER FROM THE SOURCE COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS.

     Our operating results will be significantly impacted by any negative changes in the availability of the natural mineral spring water from the Source. Changes in government policy concerning the Source or the bottled water industry in general, environmental concerns, political or civil unrest, and other unpredictable events could adversely affect our business in the future.

OUR  FAILURE  TO  SUCCESSFULLY  IMPLEMENT  OUR  GROWTH  STRATEGY  COULD HARM OUR
BUSINESS.

     Our growth strategy involves launch of our primary product in France, a phase-in of our primary product in other geographic markets, and then expanding our product lines and the number of markets served. Achieving our growth strategy is critical in order for our business to achieve economies of scale and to achieve profitability. Increasing the number of products we offer and the number of markets we serve depends on a number of factors including market acceptance of our products, our ability to raise necessary capital, hiring necessary management and operations personnel, successful construction of our small-scale production plant and full-scale production plant, our obtaining of distribution agreements in our desired markets on terms favorable to us, and other ramp-up milestones. Any condition that would deny, limit or delay our ability to achieve these and other milestones in the future will constrain our ability to grow. There can be no assurance that we will be able to successfully implement our growth strategy.

     An inability to obtain financing, hire and retain personnel, secure the required equipment and facilities in a timely and cost-effective manner, efficiently operate our facilities, or obtain the necessary regulatory approvals may adversely affect our ability to achieve our growth strategy. We cannot assure you that we will be able to successfully establish new markets and our failure to do so could harm our business

     Expansion of our product lines and markets may also strain our existing management resources and operational, financial and management information systems to the point that they may be inadequate to support our operations, requiring us to make significant expenditures in these areas. We expect that we will need to develop further financial, operational and management controls, reporting systems and procedures to accommodate future growth. We cannot assure you that we will be able to develop these controls, systems or procedures on a timely basis, and the failure to do so could harm our business.

WE HAVE AN ABSENCE OF OPERATING HISTORY.

     Poseidis and Montespan do not have an operating history. Our business plan is focused on entry into the sparkling natural mineral water industry. This industry is highly competitive. Our efforts in this regard are recent and in varying stages of development. There can be no assurance that successful entry into this industry will occur or that we will be able to develop our business plan as a new line of business. Moreover, our lack of an operating history in our industry makes it impossible to predict whether or not we will operate profitably if we are able to enter such industry. While our management collectively possesses substantial experience in our industry, and certain experience in taking start-up companies from early stage to an operational stage as described in the "Management" section of this report, there can be no assurances that we will be able to locate, hire and retain the necessary personnel to initiate, manage and operate the business, develop and implement necessary systems, obtain contracts and obtain financing, and achieve the other key components as contemplated in our business plan.

FOREIGN CURRENCY RISKS.

     Poseidis will have operations throughout the world including production facilities in France and offices in France and the U.S. We will export products to various countries. Poseidis purchases services and materials and will sell its products in foreign currencies, therefore currency fluctuations may have an effect on Poseidis' results of operations, balance sheet and cash flow, which could over time impact its results. Since Poseidis will export many products from France and may generate a substantial portion of its revenues in currencies other than euros, Poseidis' results of operations would be adversely affected by an appreciation of the euros against other currencies, in particular the U.S. dollar. Further, the majority of the Company's financing to date has been raised in U.S. dollars while its major expenditures and asset purchases are in euros, leaving it exposed to significant changes in currency conversion rates.

CHANGES IN OUR GOVERNMENTAL AUTHORIZATIONS, PERMITS OR CERTIFICATES COULD ADVERSELY IMPACT OUR BUSINESS.

     A modification, suspension, non-renewal, or revocation of any of our authorizations, permits or certificates to be issued by the regulatory authorities having jurisdiction over us or institution of proceedings for non-compliance with the regulations of such authorities could adversely impact our business, once we have obtained the necessary approvals for our operations. Several aspects of our operations are subject to regulation by authorities that may require changes to operating procedures that could impact our future ongoing economic performance or operating performance.

THE BOTTLED WATER INDUSTRY IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION, AND CHANGES IN EXISTING REGULATIONS AND/OR NEW REGULATIONS MAY INCREASE OUR OPERATING COSTS.

     Bottled water producers are subject to extensive regulatory and legal compliance requirements that result in significant costs. The maintenance and operation of our water purification system and bottling plant will necessitate significant expenditures. We expect to continue incurring expenses to comply with all applicable regulations. In addition, in the geographical markets and jurisdictions that we intend to enter after introduction of our products in France, we will also need to comply with the applicable laws and regulations of the governmental agencies in those markets and jurisdictions which could require significant expenditures. We have not yet received approvals from these governmental agencies; however, we will be obligated to comply with the regulations established by these agencies if and when we do receive such authorizations.

     New or additional laws, regulations, taxes and the like could significantly increase the cost of, or reduce the demand for, our products. If adopted these measures could have the effect of raising prices charged to our customers, reducing revenue and increasing costs. We may not be able to increase our prices to pass these costs on to our customers. We cannot assure you that these and other laws or regulations enacted in the future will not harm our business.

RISK OF COMPETITION COULD IMPACT OUR GROWTH POTENTIAL WITHIN A MARKET OR IN EXPANSION MARKETS.

     If our products are successful in our initial market, our success may prompt others to imitate our products and compete in our markets or in other markets. Such a development could impact our operations or expansion timetable.

THE MARKET WE ANTICIPATE FOR OUR SPARKLING NATURAL MINERAL WATER AND OTHER PRODUCTS MIGHT NOT DEVELOP OR TAKE LONGER TO DEVELOP OR BE MORE COSTLY TO DEVELOP THAN WE ANTICIPATE OR THE MARKET MAY BE UNRECEPTIVE TO OUR PRODUCTS.

     The French market that we have targeted for the initial launch of our products is very competitive with a very large number of sparkling natural mineral water products. The success of our new products in this market cannot be guaranteed or accurately predicted. The number of potential customers cannot be predicted with any degree of certainty and there can be no assurance that we will operate in a profitable manner.

INTERRUPTIONS OR DISRUPTIONS IN OUR ABILITY TO PRODUCE AND DELIVER OUR PRODUCTS COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR OPERATIONS.

     Our business will be dependent on our operations at our planned production facility in Theneuille, France. This facility at the Source will produce, bottle, and distribute 100% of our natural mineral water product. A significant interruption or disruption at this facility could have a serious impact on our business, financial condition and operating results.

WE ARE AT RISK OF LOSSES AND ADVERSE PUBLICITY STEMMING FROM ANY PRODUCT LIABILITY CLAIMS INVOLVING OUR PRODUCTS.

     If our products were to cause health-related claims among our customers, we could be exposed to significant tort liability. The insurance we plan to carry to cover damages arising from any products liability claims may be inadequate.
In the event that our insurance is not adequate, we may be forced to bear substantial losses from a claim or claims. In addition, any product liability claims involving our products or involving our industry in general could create a public perception that our products are not safe or reliable, which could harm our reputation, result in customers being reluctant to purchase and use our product, and harm our business.

     Customers consider safety and reliability as primary concerns in selecting consumer products and especially beverage and food products. If we fail to maintain a record of safety and reliability that is satisfactory to our customers, our ability to retain customers and attract new customers may be adversely affected.

SEASONALITY AND OTHER FACTORS IMPACT DEMAND FOR OUR PRODUCTS.

     Demand for bottled water is affected by factors such as seasonality, economic conditions, pricing levels and other factors. Due to these and other factors, operating results for an interim period are not necessarily indicative of operating results for an entire year.

WE WILL HAVE A SIGNIFICANT AMOUNT OF DEBT AND FIXED OBLIGATIONS WHICH COULD HARM OUR ABILITY TO MEET OUR GROWTH STRATEGY AND IMPAIR OUR ABILITY TO SERVICE OUR FIXED OBLIGATIONS.

     We will have a significant amount of fixed obligations under our financing arrangements. Our debt and fixed obligations could:

o impact our ability to obtain additional financing to support expansion plans and for working capital and other purposes on acceptable terms or at all;

o divert substantial cash flow from our operations and expansion plans in order to service our fixed obligations;

o require us to incur significantly more interest expense than we currently do; and

o place us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

     Our ability to make scheduled payments on our debt and fixed obligations will depend on our future operating performance and cash flow, which in turn will depend on prevailing economic conditions and financial, competitive, regulatory, business and other factors, many of which are beyond our control. We cannot assure you that we will be able to generate sufficient cash flow from our operations to pay our debt and fixed obligations as they become due, and our failure to do so could harm our business. If we are unable to make payments on our debt and fixed obligations, we could be forced to seek to renegotiate those obligations or obtain additional equity or debt financing. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our growth strategy. We cannot assure you that our efforts would be successful or timely or that we could refinance our obligations on acceptable terms, if at all.

OUR MAINTENANCE COSTS WILL INCREASE AT OUR PRODUCTION FACILITY.

     While our small-scale production plant and full-scale production plant are scheduled for construction in 2006 and 2007, history has shown that maintenance costs will increase over time. We will incur lower maintenance expenses during the first few years of operations. As equipment ages, the cost to maintain it naturally increases. In addition, the costs of maintenance increase each year due to increases in parts prices from manufacturers and increases in labor rates. Ongoing manufacturer and regulatory directives also increase maintenance costs. Our maintenance costs will increase both on an absolute basis and as a percentage of our operating expenses, as our production facility ages.

IF WE ARE UNABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL AT REASONABLE COSTS OR FAIL TO MAINTAIN OUR COMPANY CULTURE, OUR BUSINESS COULD BE HARMED.

     Our business plan requires specialized expertise in several fields and is labor intensive, with personnel costs representing a significant percentage of our anticipated operating expenses. We expect salaries, wages and benefits to increase on a gross basis and these costs could increase as a percentage of our overall costs. Since we will compete against the major bottled water suppliers for management-level personnel and others and many of our competitors offer wage and benefit packages that will exceed ours, we may be required to increase wages and/or benefits in order to attract and retain qualified personnel or risk considerable employee turnover. If we are unable to hire, train and retain qualified employees at a reasonable cost, our business could be harmed and we may be unable to complete our expansion plans.

OUR  FAILURE  TO  SUCCESSFULLY  CONSTRUCT,   AND  COMMENCE  OPERATIONS  AT,  OUR
FULL-SCALE PRODUCTION FACILITY COULD HARM OUR BUSINESS.

     We intend to construct a full-scale commercial production facility of approximately 17,000 square feet for the sourcing, processing, bottling, and shipping of our products. This facility is currently scheduled for completion in March, 2008. This date represents the anticipated completion date. This construction will require financing in the amount of approximately $6.5 million (excluding the other development costs discussed in this report). Construction of this type of facility involves a variety of risks relating to its ability to be successfully placed into service, including:

o difficulties or delays in obtaining the necessary approvals from regulatory authorities;

o    delays in meeting equipment delivery schedules;

o    difficulties in obtaining financing on acceptable terms; and

o inability of the equipment and all of its components to comply with agreed upon specifications and performance standards.

     In addition, we also face risks in integrating this facility into our infrastructure and operations, including among other things, the costs, resources and time needed to hire and train management, production staff, technicians and other personnel. Our failure to successfully construct and place into service and integrate into our operations our new facility could harm our business.

OUR BUSINESS IS HIGHLY DEPENDENT ON THE FRENCH MARKET AND INCREASES IN COMPETITOIN OR A REDUCTION IN DEMAND FOR OUR PRODUCT IN THIS MARKET WOULD HARM OUR BUSINESS.

     Our plan for market entry contemplates phased-in growth focused on France followed by expansion of our territories and expansion of our product lines. Our business would be harmed by any circumstances causing a reduction in demand for our products in the French market such as adverse changes in local economic conditions, negative public perception of our product or our industry, and the like.

WE MAY BE SUBJECT TO UNIONIZATION, WORK STOPPAGES, SLOWDOWNS OR INCREASED LABOR COSTS.

     We have a non-union workforce. If our employees unionize, it could result in demands that may increase our operating expenses and adversely affect our profitability. Each of our different employee groups could unionize at any time and require separate collective bargaining agreements. If any group of our employees were to unionize and we were unable to reach agreement on the terms of their collective bargaining agreement or we were to experience wide spread employee dissatisfaction, we could be subject to work slowdowns or stoppages. In addition, we may be subject to disruptions by organized labor groups protesting our non-union status. Any of these events would be disruptive to our operations and could harm our business.

OUR RESULTS OF OPERATIONS WILL FLUCTUATE.

     We expect our quarterly operating results to fluctuate due to additional costs associated with new market entries and new product development and introductions. As we enter new markets, we could also be subject to additional seasonal variations along with any potential competitive responses to our entry. As a result of these factors, quarter-to-quarter comparisons of our operating results may not be a good indicator of our future performance. In addition, it is possible that in any future quarter our operating results could be below the expectations of investors and any published reports or analyses regarding us. In that event, the price of our common stock could decline, perhaps substantially.

OUR BUSINESS COULD BE HARMED IF WE LOSE THE SERVICE OF OUR KEY PERSONNEL; WE DO NOT HAVE EMPLOYMENT AGREEMENTS WITH CERTAIN SENIOR EXECUTIVES; WE HAVE NOT HIRED EMPLOYEES FOR CERTAIN KEY POSITIONS.

     Our business will depend upon the efforts of Louis Pardo (President and CEO of Poseidis), Bernard Bouverot (Directeur General of Montespan), John J. McGovern (Executive Vice President and Chief Financial Officer of Poseidis), and a number of management and operating personnel. The Company has not entered into employment agreements with its executive officers and key personnel except for a consulting agreement between the Company and Bridgehead Partners, LLC (John J. McGovern, the Company's Chief Financial Officer, is the Chairman and Managing Director of Bridgehead Partners, LLC). We do not maintain key-man life insurance on Messrs. Pardo, Bouverot, and McGovern. The loss of the services of any of these executives could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. We may have difficulty replacing management or other key personnel who are lost or who leave and, therefore, the loss of the services of any of these individuals could materially harm our business.

     In addition, we have not hired personnel as of the date of this report who will fill significant operations positions such as production facility manager and sales managers. We may have to pay a higher salary than we anticipate to retain the services of qualified individuals for these positions. There can be no assurances that we will be able to hire such persons on terms acceptable to us. In addition, the failure to fill such positions may affect our ability to implement our business plan.

OTHER COMPANIES MAY HAVE DIFFICULTY ACQUIRING US, EVEN IF DOING SO WOULD BENEFIT OUR STOCKHOLDERS, DUE TO PROVISIONS UNDER OUR CORPORATE CHARTER AND BYLAWS, AS WELL AS FLORIDA LAW.

     Provisions in our amended certificate of incorporation, our bylaws, and under Florida law could make it more difficult for other companies to acquire us, even if doing so would benefit our stockholders. Our certificate of incorporation and bylaws contain the following provisions, among others, which may inhibit an acquisition of our company by a third party:

o    advance   notification   procedures   for  matters  to  be  brought  before
     stockholder  meetings;
o    a limitation on who may call stockholder meetings; and
o the ability of our board of directors to issue u p to 10,000,000 shares of preferred stock without a stockholder vote.

     We are also subject to provisions of Florida law that prohibit us from engaging in any business combination with any "interested shareholder", meaning generally that a shareholder who beneficially owns more than 10% of our stock cannot acquire us unless various conditions are met, such as approval of the transaction by two-thirds of the voting shares other than the shares beneficially owned by the interested shareholder. Any of these restrictions could have the effect of delaying or preventing a change in control.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY.

     Our success and ability to compete depends in part upon our proprietary rights and intellectual property. We have no registered trademarks in the United States, but have two registered trademarks in France. They are "St. Troliere" (stylized letters) and "Montespan" (stylized letters and fleur de lis design). Both are registered in appropriate International Classes consistent with our business development strategies. We do have the opportunity to seek registration of these marks and others in the United States and in other jurisdictions, but can give no assurance whether registration will be granted. In the meantime, existing laws afford only limited protection for intellectual property based upon use of the trademarks without registration. If we are unable to adequately protect our intellectual property or become subject to intellectual property infringement claims, we could incur costly and time-consuming litigation.

IF WE WERE TO DETERMINE THAT OUR EQUIPMENT, PARTS OR INVENTORY WERE IMPAIRED, IT WOULD HAVE A SIGNIFICANT ADVERSE EFFECT ON OUR OPERATING RESULTS.

     In accordance with GAAP, we plan to periodically perform impairment reviews in order to determine whether we need to reduce the carrying value of our equipment and related assets with a related charge to earnings. In addition to the fact that the value of our equipment will decline as it ages, other factors beyond our control may further contribute to the decline of the fair market value of our equipment and related assets and inventory. If such an impairment does occur, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", would require us to write down these assets to their estimated fair market value through a charge to earnings. A significant charge to earnings would adversely affect our financial condition and operating results.

WE WILL BE DEPENDENT ON THIRD PARTY SUPPLIERS FOR PARTS AND COMPONENTS.

     Frequent maintenance will be required for our plant, and maintenance costs will likely comprise a significant portion of our operating costs. Failure or significant delay by potential vendors in providing necessary parts could, in the absence of alternative sources of supply, have a material adverse effect on our operations. If we are dependent on a small number of suppliers for parts and other materials for our business, we may also be subject to adverse impacts from unusually high price increases which are greater than overall inflationary trends.

OUR FINANCIAL STATEMENTS FOR THE YEAR ENDED FEBRUARY 28, 2006 WERE SUBJECT TO A GOING CONCERN OPINION FROM OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM. WE MAY NOT BE ABE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.

     Our independent registered public accounting firm included an explanatory paragraph to their audit opinion issued in connection with the year ended February 28, 2006 financial statements, which states that Poseidis' ability to continue as a going concern depends upon its ability to secure financing and attain profitable operations. Our ability to obtain additional funding will determine our ability to continue as a going concern. Additionally, our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE FACE RISKS RELATED TO OUR ACCOUNTING RESTATEMENTS.

     On July 25, 2005 we publicly announced that we had discovered accounting errors in previously reported financial statements. Following consultation with our independent accountants, we have decided to restate our financial statements for the quarters ended August 31, 2005 and November 30, 2005. The restatements relate to (1) the accounting for certain debt financings conducted by the Company in August and October 2005 as well as certain compensatory warrants issued by the Company and (2) the accounting for the issuance of the Company's common stock in payment of certain accrued expenses. Further information about these restatements is contained in our Current Report on Form 8-K filed July 25, 2006, as amended September 12, 2006, our Amended Quarterly Report on Form 10-QSB/A for the three months ended August 31, 2005, and our Amended Quarterly Report on Form 10-QSB/A for the three months ended November 30, 2005.

     The restatement of these financial statements may lead to litigation claims and/or regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management's attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty raising equity capital or obtaining other financing. We may not be able to effectuate our current business strategy. Moreover, we may be the subject of negative publicity focusing on the financial statement errors and resulting restatement and negative reactions from our stockholders, creditors or others with whom we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL AND DISCLOSURE CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD. AS A RESULT, CURRENT AND POTENTIAL STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING WHICH WOULD HARM OUR BUSINESS AND THE TRADING PRICE OF OUR SECURITIES.

     Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have in the past discovered, and may in the future discover, areas of our disclosure and internal controls that need improvement. As a result after a review of our August 31,  2005 and  November  30,  2005  operating  results,  we identified certain deficiencies in some of our disclosure controls and procedures which we have addressed as stated above.

     We have undertaken improvements to our internal controls in an effort to remediate these deficiencies through the following efforts: 1) engaging a qualified, experienced Chief Financial Officer as of January 12, 2006; 2) implementing a review of all convertible securities to identify any securities that are not conventional convertible securities; and 3) periodic reconciliations of our common stock transactions with our stock transfer agent to assure accurate and timely recording of common stock issuances. We cannot be certain that our efforts to improve our internal and disclosure controls will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. Any failure to develop or maintain effective controls or difficulties encountered in their implementation or other effective improvement of our internal and disclosure controls could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to adequately establish or improve our internal controls over financial reporting, our external auditors may not be able to issue an unqualified opinion on the effectiveness or our controls. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

THERE MAY BE NO REMAINING PROCEEDS FOR STOCKHOLDERS IN THE EVENT OF OUR DISSOLUTION.

     In the event of our dissolution, the proceeds from the liquidation of our assets, if any, will be first used to satisfy the claims of creditors. Only after all outstanding debts are satisfied will the remaining proceeds, if any, be distributed to our stockholders. Accordingly, the ability of any investor to recover all or any portion of an investment in our securities under such circumstances will depend on the amount of funds so realized and claims to be satisfied therefrom.

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY.

     Our common stock may experience in the future significant price and volume fluctuations that could adversely affect the market price of our common stock and/or our stockholders' ability to sell our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

THE OTC BULLETIN BOARD HAS TEMPORARILY CEASED QUOTING OUR COMMON STOCK. AFTER WE COMPLETE AND FILE CERTAIN REPORTS WITH THE SEC SO THAT OUR STOCK WILL AGAIN BE ELIGIBLE FOR QUOTATION ON THE OTC-BB, IT IS UNCERTAIN AS TO WHEN THE REINCLUSION OF OUR SHARE QUOTATION ON THE OTC-BB WILL BE ACHIEVED.

     On July 19, 2006, the OTC-BB temporarily ceased quoting our shares because our annual report on Form 10-KSB for the year ended February 28, 2006 had not been filed with the SEC. The filing of this report eliminates that eligibility deficiency. In addition, our quarterly report on Form 10-QSB for the three months ended May 31, 2006, has not been filed with the SEC but we expect it will be filed on or about September 28, 2006. Upon filing of our 10-KSB for the year ended February 28, 2006 and our 10-QSB for the quarter ended May 31, 2006, the Company's stock will again be eligible for quotation on the OTC-BB, and we will pursue reinclusion of our share quotation on the OTC-BB. It is uncertain as to when the reinclusion of our share quotation on the OTC-BB will be achieved.

OUR COMMON STOCK MAY BE DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

     Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

o    With a price of less than $5.00 per share;

o    That are not traded on a "recognized" national exchange;

o Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

     Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

                   RISKS RELATED TO CORNELL CAPITAL FINANCING

THE SEDA AND CONVERTIBLE DEBENTURES CONTAIN CERTAIN COVENANTS PROHIBITING US, AMONG OTHER THINGS, FROM RAISING CAPITAL AT LESS THAN THE MARKET PRICE OR LESS THAN CORNELL CAPITAL'S PURCHASE PRICE OR PLEDGING ASSETS TO OTHER LENDERS.

     The SEDA and Convertible Debentures contain covenants that restrict the following activities:

o Raising capital from the sale of stock or other securities convertible into stock at a price less than the market price of Poseidis' common stock on the date of issuance or less than Cornell Capital's purchase price; or

o Granting a security interest in Poseidis' assets, which security interest may be needed in order to obtain borrowings or capital from a lender, except that the secured party is obligated to subordinate the priority of its security interest under certain circumstances.

o Other matters as stated in our agreements with Cornell as filed with our SEC reports which are available at the SEC website.

     The existence of these covenants may severely limit Poseidis' ability to borrow money or raise capital from the sale of stock or convertible securities because any potential lender will likely require collateral in the form of a security interest on Poseidis' assets to secure a loan and purchasers of our stock or convertible securities may want to pay a discount to the market price of our stock.

CORNELL CAPITAL COULD ACQUIRE A SIGNIFICANT AMOUNT OF OUR COMMON STOCK AND, IF IT DOES SO, COULD EXERCISE SIGNIFICANT INFLUENCE OVER US.

     Cornell Capital currently owns 3,000,000 shares of common stock and, based upon the conversion rights under the Convertible Debentures as described in this report, could acquire up to 29.48% of our common stock, subject to the terms and conditions of the applicable agreements. If Cornell Capital acquired such 29.48% of our common stock, it could exercise significant influence over the election of directors, determination of policies, appointing the persons constituting management, and determining the outcome of corporate actions requiring stockholder approval, including mergers, consolidations, and the sale of all or substantially all or our assets. The interests of Cornell Capital may differ from the interest of other stockholders.

POSSIBLE AMENDMENT OF STANDBY EQUITY DISTRIBUTION AGREEMENT (SEDA)

     As a result of the number of shares that could be acquired by Cornell Capital upon full utilization of the SEDA, Cornell Capital could become an affiliate of the Company and own a majority of the Company's outstanding common shares. Accordingly, in light of recent informal positions taken by the Securities and Exchange Commission, the Company may be required to amend the SEDA to substantially reduce the dollar amount available under the SEDA. To the extent that the Company must substantially reduce the amount of financing available under the SEDA, the Company's financing plans may be materially adversely affected. Additionally, further delays could occur with respect to the review and approval of the registration statement covering the SEDA shares.

OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN IS DEPENDENT UPON CORNELL CAPITAL.

     Cornell Capital has provided $644,000 in funding pursuant to the Convertible Debentures. However, in the future, we will be reliant upon the ability of Cornell Capital to provide a significant amount of funding pursuant to the SEDA, which it has agreed to do in accordance with the terms of the SEDA. In the event that Cornell Capital is unable to fulfill its commitment under the SEDA for whatever reason, our ability to implement our business plan will suffer.

OUR ABILITY TO GENERATE THE CASH NEEDED TO MAKE PAYMENT ON THE CONVERTIBLE DEBENTURES AND OUR OTHER OBLIGATIONS AND TO OPERATE OUR BUSINESS DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

     Our ability to make payments on the Convertible Debentures and our other obligations and to fund working capital needs will depend on our ability to generate cash and secure financing in the future. This ability, to an extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. If our business does not generate sufficient cash flow from operations, and sufficient future funds are not available to us from other sources of financing, we may not be able to repay the Convertible Debentures, operate our business or fund our other liquidity needs. We cannot assure you that we will be able to obtain additional financing. If we cannot meet or finance our obligations when they are due, we may have to sell assets, reduce capital expenditures or take other actions which could have a material adverse effect on us.

OUR INDEBTEDNESS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL HEALTH, OUR ABILITY TO OBTAIN FINANCING IN THE FUTURE AND TO REACT TO CHANGES IN OUR BUSINESS.

     We have a significant amount of debt. Our significant amount of debt could have important consequences to stockholders. For example, it could:

o    Make it more  difficult  for us to satisfy our  creditors;

o Increase our vulnerability to adverse economic and general industry conditions;

o Require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which would reduce the availability of our cash flow from operations to fund working capital, capital expenditures or other general corporate purposes;

o Limit our flexibility in planning for, or reacting to, changes in our business and industry; and

o    Limit our ability to borrow additional funds in the future.

IF WE DEFAULT UNDER THE CONVERTIBLE DEBENTURES, ALL OF OUR ASSETS ARE AT RISK, AND WE MAY BE FORCED TO CURTAIL OR CEASE OUR OPERATIONS. WE HAVE PLEDGED SHARES OF OUR COMMON STOCK WHICH MAY BE SOLD IF WE DEFAULT UNDER THE CONVERTIBLE DEBENTURES.

     We have pledged all of our assets as a security interest to Cornell Capital in connection with the Convertible Debentures. In the event of a default to Cornell Capital, we could lose some or all of our assets which would force us to curtail or cease operations. If we default on any of these agreements, Cornell Capital would be entitled to, among other things, accelerate our obligations to repay outstanding amounts under the Convertible Debenture, or to seize control of our assets and sell them to third parties or to sell shares of our common stock that we have pledged to Cornell Capital.

RESTRICTIONS UNDER THE CONVERTIBLE DEBENTURES AND THE SEDA COULD SIGNIFICANTLY LIMIT OUR ABILITY TO ACCESS FUNDS UNDER THE SEDA.

     We are prohibited from issuing shares to Cornell Capital upon conversion of the Convertible Debentures or pursuant to the SEDA which would result in Cornell Capital holding in excess of 4.9% and 9.9%, respectively, of our issued and outstanding common stock. Pursuant to the terms of the Convertible Debentures, this restriction may only be waived by Cornell Capital either in its sole discretion with 65 days' notice or without notice upon an event of default. This restriction may significantly limit and delay our ability to access funds under the SEDA and, accordingly, may affect our ability to implement our business plan.

CONVERSION OF THE CONVERTIBLE DEBENTURES BY CORNELL CAPITAL WILL HAVE A DILUTIVE EFFECT ON OUR SHAREHOLDERS.

     We have sold $644,000 of our secured convertible debentures to Cornell Capital. In the event Cornell Capital elects to convert the Convertible Debentures, the resulting share issuance to Cornell Capital will have a dilutive effect upon our shareholders. The Company's financing agreements with Cornell include anti-dilution provisions which, if activated, could result in the issuance of a substantial number of shares to Cornell and dilute the percentage ownership of the investors who acquire shares of our common stock. These anti-dilution provisions are contained in the documents that we have filed with our periodic SEC reports and are available at the SEC's website to which prospective investors are referred.

EXISTING SHAREHOLDERS WILL EXPERIENCE SIGNIFICANT DILUTION FROM OUR SALE OF SHARES UNDER THE SEDA.

     The sale of shares pursuant to the SEDA will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is, the more shares of common stock we will have to issue under the SEDA to draw down the full amount. If our stock price is lower, then our existing stockholders would experience greater dilution.

CORNELL CAPITAL WILL PAY LESS THAN THE THEN-PREVAILING MARKET PRICE OF OUR COMMON STOCK FOR SHARES PURCHASED UNDER THE SEDA.

     The common stock to be issued under the SEDA will be issued at 96% of the lowest volume weighted average price of our common stock as quoted on the OTC-BB or other principal market on which our common stock is traded for the five days immediately following the notice date of an advance. These discounted sales could cause the price of our common stock to decline.

THE SALE OF OUR STOCK UNDER OUR SEDA COULD ENCOURAGE SHORT SALES BY THIRD PARTIES, WHICH COULD CONTRIBUTE TO THE FUTURE DECLINE OF OUR STOCK PRICE.

     The significant downward pressure on the price of our common stock caused by the sale of material amounts of common stock under the SEDA could encourage short sales by third parties. In a short sale, a prospective seller borrows stock from a shareholder or broker and sells the borrowed stock. The prospective seller hopes that the stock price will decline, at which time the seller can purchase shares at a lower price to repay the lender. The seller profits when the stock price declines because it is purchasing shares at a price lower than the sale price of the borrowed stock. Such sales could place further downward pressure on the price of our common stock by increasing the number of shares being sold.

WE MAY NOT BE ABLE TO ACCESS SUFFICIENT FUNDS UNDER THE SEDA WHEN NEEDED.

     We are dependent on external financing to fund our operations. Our financing needs are expected to be provided from the SEDA, in large part. No assurances can be given that such financing will be available in sufficient amounts or at all when needed, in part, because the amount of financing available will fluctuate with the price and volume of our common stock. As the price and volume decline, then the amount of financing available under the SEDA will decline.

     There are additional restrictions on our ability to request advances under the SEDA. For example, our ability to request an advance is conditioned upon us registering the shares of common stock with the SEC. Further, we may not request advances if the shares to be issued in connection with such advances would result in Cornell Capital owning more than 9.9% of our outstanding common stock. Even if we request advances the amount of each advance is limited to a maximum draw down of $300,000 every five (5) trading days.


ITEM 7. FINANCIAL STATEMENTS

     Our Financial Statements beginning on Page F-1 are filed as part of this Annual Report on Form 10-KSB and are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


ITEM 8A. CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of February 28, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the fourth quarter of the year ended February 28, 2006 or subsequent to the date of the evaluation by its management thereof.


ITEM 8B. OTHER INFORMATION

     Not applicable.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following sets for information concerning Poseidis' and Montespan's directors and executive officers as of August 7, 2006:

NAME                       AGE                POSITION
----                       ---                --------

Louis Pardo                38        Chairman, Chief Executive Officer, and
                                     President of Poseidis

Diane Boisvert             48        Director and Secretary of Poseidis

Bernard Bouverot           41        Directeur General of Montespan

John J. McGovern           50        Executive Vice President, Chief Financial
                                     Officer, and Treasurer of Poseidis

Louis Pardo, Chairman of the Board, Chief Executive Officer, and President of Poseidis

     Mr. Pardo has served as the Company's President since September 2002 and as the Company's Chief Executive Officer since January 2006. Mr. Pardo has served as a Director of Poseidis since 2002. Mr. Pardo is responsible for the Company's strategic direction, product and brand development, marketing and business development activities. Prior to his appointment as President, Mr. Pardo was the Company's Marketing Manager and Product Developer. Before joining Poseidis, Mr. Pardo served as Marketing Manager and Product Developer for Billyweb Corp. and Music Life Entertainment Inc. from 1999 to 2001. During this time, he was responsible for the development of leading television programs for children in France. From 1996 to 1999, Mr. Pardo served as President of Faz Productions of France. While at Faz Productions, he received many awards for various music and video productions. Prior to Faz Productions, Mr. Pardo spent four years with Symbolic Corp of France where he was President and Senior Product Manager. At

Symbolic Corp. Mr. Pardo launched "x-energy drink," the market leading energy soft drink in France. Since 2000, Mr. Pardo has also been a partner of Deston Songs and Deston Entertainment, where he co-produced successful platinum-selling albums of Ricky Martin, Sakis Rouvas and 2Be3.

Bernard Bouverot, Directeur General of Montespan

     Mr. Bouverot has been the Directeur General of Montespan, our French subsidiary, since 2004. Prior to joining Montespan, from 2001 to 2004 Mr. Bouverot was the Technical Manager for Blue Industry, a company that specializes in the potabilization and treatment of used waters. In addition, Mr. Bouverot has served as Chief Technology Officer and as a member of the Board of Smart Tech Inc. (satellite tracking devices), as president of several subsidiaries of Gemplus Group (a leading manufacturer of microchip cards) in France, Holland, Italy, and Spain, and as president of Haviland USA, Inc. (fine porcelain table products). While Mr. Bouverot was a principal of Smart IT Technology in Lyon, France that company went through a bankruptcy proceeding. Mr. Bouverot's educational background includes a French DESS degree in marketing and business administration (MBA equivalent), a French DESS degree in business law, and a medical doctor degree in applied biology and engineering.

John J. (Jack) McGovern, Executive Vice President, Chief Financial Officer and Treasurer of Poseidis

     Mr. McGovern has over twenty-five years of financial and executive management experience. He is the Chairman and a Managing Director of Bridgehead Partners, LLC which he founded in January of 2002. Recently, Mr. McGovern was the Chief Financial Officer of Lithium Technology Corporation from May 2004 until June 2005. Prior to Bridgehead, Mr. McGovern was the CFO of Multex.com, Inc., a $100 million NASDAQ listed company that was considered the leading internet-based investment information and technology provider to the financial services industry. Multex was acquired by Reuters in March, 2003. Prior to Multex, Mr. McGovern spent two years at Northsound Music Group, Inc. as President and Chief Executive Officer. Northsound was the leading producer and marketer of nature-themed media. From 1990 to 1995, Mr. McGovern was one of the founding principals of FPBSM Industries, Inc., a holding company for companies specializing in the design and manufacturing of Defense Electronics with particular emphasis on high voltage power supplies and related applications. Prior to forming FPBSM Industries, Mr. McGovern spent over six years as a Senior Vice President with Merrill Lynch Interfunding, Inc., where he was responsible for the origination, valuation and negotiation of debt and equity investments in more than twenty-five leveraged buyouts. Mr. McGovern received a B.S. degree in Accounting from Monmouth University and an MBA from Columbia University where he attended the Masters Degree Program for Executives. He is a Certified Public Accountant in the State of New Jersey (inactive).

Diane Boisvert, Director and Secretary of Poseidis

     Ms. Boisvert has served as a Director and Secretary since January 2006. Ms. Boisvert has held senior positions with Canada National Bank including Vice President and Senior Executive (1992-2003) in the bank's Mortgage & Loan Department. She is the founder of, and is the self-employed operator of, Hypotheca, Ltd., a mortgage brokerage firm (2003 to the present).

Employees

     Poseidis and its consolidated subsidiary Montespan have three unsalaried employees/consultants as of the date of this report. As we progress with our development strategy we intend to hire full-time and part-time employees on a phased basis and to enter into employment agreements with our senior management.

Corporate Information

     Our directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.

AUDIT COMMITTEE

     We do not currently have a separate audit committee. Currently, our entire Board of Directors performs all the functions that may be delegated to an audit committee. We intend to establish an audit committee during the fiscal year ending February 28, 2007 and are currently assessing which potential and current members of our Board are best qualified, based on their accounting or related financial management expertise, independence, time availability, corporate experience and other relevant factors, to serve on our audit committee. Based on our small size, early development state and limited financial and human resources, we did not believe that creating an audit committee separate and distinct from our full Board of Directors would have been cost-effective prior to fiscal year ending February 28, 2007.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own, directly or indirectly, more than ten percent (10%) of the registered class of our equity securities to file reports of ownership and changes in ownership on Form 3, 4 and 5 with the SEC. Officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish us with copies of all Forms 3,4 and 5 they file. To our knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, the following persons required to file such a report filed a report late or failed to so file during the year ended February 28, 2006: Louis Pardo and Christophe Giovannetti did not file Forms 4 nor Form 5 with respect to the year ended February 28, 2006.

FAMILY RELATIONSHIPS

     No family relationships exist among the Company's directors or officers.

CODE OF ETHICS

     We have not formally adopted a written Code of Ethics. Management of the Company is reviewing a draft Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting, and accountability to adherence to the Code of Ethics. We have not adopted a written Code of Ethics prior to filing this report because based on our small size, early development stage and limited financial and human resources, we did not believe that formally adopting a written Code of Ethics would have been necessary or cost-effective prior to the fiscal year ending February 28, 2007.


ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table shows all the cash compensation paid by Poseidis, as well as any other compensation paid or accrued, during the fiscal years ended February 28, 2006, February 28, 2005, and February 29, 2004 to Poseidis' Chief Executive Officer and the two highest paid executive officers other than

Poseidis' Chief Executive Officer during the fiscal year ended February 28, 2006. Poseidis did not have any salaried employees during the fiscal years ended February 28, 2006, February 28, 2005, and February 29, 2004. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid or accrued to these executive officers during these fiscal years. Except as indicated below, no executive officer earned a total annual salary, bonus, or other compensation for any of these years in excess of $100,000.

                                                                          Long Term
                          ---------------------------------------------- Compensation
                                     Annual Compensation
                          ----------------------------------------------
Name and                                                Other Annual     Options/    All Other
Principal Position        Year*   Salary ($)  Bonus ($) Compensation ($)   SARs (#) Compensation ($)
------------------        ----    ----------  --------- -------------   --------   ----------------
Louis Pardo                2006       -0-        -0-         -0-          -0-      $665,300(1)
Chairman, Chief            2005       -0-        -0-         -0-          -0-           -0-
Executive Officer and      2004       -0-        -0-         -0-          -0-           -0-
President

Bernard Bouverot          2006        -0-        -0-         -0-          -0-           -0-
Directeur General of      2005        -0-        -0-         -0-          -0-           -0-
Montespan                 2004        -0-        -0-         -0-          -0-           -0-


John J. McGovern           2006   $60,000(2)     -0-         -0-     1,500,000 (2)      -0-
Executive Vice President,  2005        0         -0-         -0-          -0-           -0-
Chief Financial  Officer,  2004        0         -0-         -0-          -0-           -0-
and Treasurer

----------------------
* Fiscal year end is February 28.

(1) Mr. Pardo provided services to the Company on a consultant basis during the period from January 2001 through December 2005. On July 11, 2005, the Company issued 6,653,000 shares of common stock to Mr. Pardo as payment for these services. The Company and Mr. Pardo entered into an amended and restated consulting agreement in July 2006. The shares were at the time of issuance, and are as of the date of this report, subject to restrictions on transferability. The closing market price of our common stock on the OTC-BB on the date of issuance of these shares was $0.10 per share. The issuance price of these shares was $0.816, based on a discount of 20% to the five-day trailing average price for the Company's common stock on the OTC-BB as of July 11, 2005.

(2) The Company has entered into an engagement agreement with Bridgehead Partners, LLC ("Bridgehead") whereby Mr. McGovern serves as Executive Vice President and Chief Financial Officer of the Company effective as of January 12, 2006. Mr. McGovern is the Chairman and Managing Director of Bridgehead. The engagement agreement with Bridgehead provides, among other things, for a monthly fee of $15,000. The Company has issued Bridgehead a warrant for 1,500,000 shares exercisable at $0.0375 per share which vests in 3 tranches: one half on January 12, 2006, one quarter on June 1, 2006, and one quarter on October 31, 2006.

Employment Agreements; Management - Related Agreements

     The Company has not entered into employment agreements with its executive officers except for a consulting agreement between the Company and Bridgehead (John J. McGovern, the Company's Chief Financial Officer, is the Chairman and Managing Director of Bridgehead) and consulting agreements between the Company and Mr. Pardo as described in this report.

     Poseidis and Montespan intend to negotiate and enter into employment agreements with their executive officers later in 2006.

2000 and 2002 Employee/Consultant Stock Compensation Plans

     The Company adopted a 2000 Employee/Consultant Stock Compensation Plan and a 2002 Employee/Consultant Stock Compensation Plan. The Company has no outstanding options or other rights under those plans. Both plans were terminated by Poseidis' Board of Directors in July 2006. The Company intends to adopt a new stock incentive plan in 2006 and to make grants under that plan as determined by the Board of Directors or applicable committee.

                            COMPENSATION OF DIRECTORS

     Directors receive no cash compensation or other compensation for serving on our Board of Directors. Directors are reimbursed for reasonable travel expenses incurred in connection with their service on our Board.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of August 7, 2006, the number and percentage of outstanding shares of our common stock beneficially owned by our executive officers, directors and stockholders owning more than 5% of our common stock and our executive officers and directors as a group:

                                     Shares
Name of Owner (1)             Beneficially Owned     Percentage of Class (2)
------------------------    ---------------------    -------------------------

Louis  Pardo                       14,063,572                  20.05%

Christophe Giovannetti             14,390,389 (3)              20.51%

Diane Boisvert                         35,055                       *

John J. McGovern                    1,125,000 (4)               1.58%

Bernard Bouverot                            0                       *

All Executive Officers &           15,223,627                  21.36%
Directors as a Group
------------------
*    Less than 1%

(1) Address: c/o Poseidis, Inc., 222 Lakeview Ave., Suite 160, West Palm Beach, FL 33401.

(2) The percentage of class calculation for each person or entity is based on 70,156,300 shares of our common stock outstanding as of August 7, 2006, exclusive of the number of shares of our common stock issuable to the person or entity upon conversion of convertible securities held by such person or entity and also exclusive of 20,000,000 shares of our common stock pledged by us to Cornell Capital as security. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of August 7, 2006, are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The common stock is the only outstanding class of our equity securities.

(3) Includes a total of 5,774,576 shares of common stock held by DMI Joaillerie Paris, of which Mr. Giovannetti is the Managing Director and owns 49% of its common stock. Also includes a total of 168,000 shares of common stock held by Matthews Morris, Inc., of which Mr. Giovannetti is the President and sole owner.

(4) This figure represents shares that may be purchased pursuant to a warrant issued to Bridgehead Partners, LLC, which is controlled by Mr. McGovern, within 60 days of July 7, 2006. Pursuant to this warrant, Mr. McGovern may also acquire an additional 375,000 shares, which vests on October 31, 2006.

                       SECURITIES AUTHORIZED FOR ISSUANCE
                         UNDER EQUITY COMPENSATION PLANS

     See Item 5 "Market for Common Equity, Related Stockholders Matters and Small Business Issuer Purchases of Equity Securities".


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Louis Pardo, the Chairman, Chief Executive Officer, and President of the Company, provided services to the Company on a consultant basis during the period from January 2001 through December 2005. On July 11, 2005, the Company issued 6,653,000 shares of common stock to Mr. Pardo as payment for these services. The Company and Mr. Pardo entered into an amended and restated consulting agreement in July 2006. The shares were at the time of issuance, and are as of the date of this report, subject to restrictions on transferability. The closing market price of our common stock on the OTC-BB on the date of issuance of these shares was $0.10 per share. The issuance price of these shares was $0.816, based on a discount of 20% to the five-day trailing average price for the Company's common stock on the OTC-BB as of July 11, 2005.

     Christophe Giovannetti, a direct or indirect beneficial owner of approximately 20.51% of the Company's outstanding common stock, provided services to the Company on a consultant basis during the period from January 2001 through December 2005. On July 11, 2005, the Company issued 6,653,000 shares of common stock to Mr. Giovannetti as payment for these services. The Company and Mr. Giovannetti entered into an amended and restated consulting agreement in July 2006. The shares were at the time of issuance, and are as of the date of this report, subject to restrictions on transferability. The closing market price of our common stock on the OTC-BB on the date of issuance of these shares was $0.10 per share. The issuance price of these shares was $0.816, based on a discount of 20% to the five-day trailing average price for the Company's common stock on the OTC-BB as of July 11, 2005.

     The Company and Bridgehead are parties to an engagement agreement whereby Mr. McGovern serves as Executive Vice President and Chief Financial Officer of the Company. The engagement agreement with Bridgehead provides, among other things, for a monthly fee of $15,000. The Company has issued to Bridgehead a warrant for 1,500,000 shares of the Company's common stock with an exercise price of $.0375 per share which vests in three tranches: one half on January 12, 2006, one quarter on June 1, 2006, and one quarter on October 31, 2006.


ITEM 13.  EXHIBITS

     (a) Exhibits. The following exhibits are filed as part of this Report or incorporated herein by reference:


Exhibit
No.      Document Description                                          Location

3.1      Articles of Incorporation                                         (2)
3.2      By-laws                                                           (3)
3.3      Articles of Amendment to Articles of Incorporation                (4)
4.1      Specimen of Common Stock Certificate                              (4)
4.2      Form of Common Stock Purchase Warrant                             (5)
4.3      Form of Unsecured Convertible Debenture                           (5)
10.1     Second Amended & Restated Standby Equity Distribution
         Agreement dated February 1, 2006 between Poseidis, Inc.
         and Cornell Capital Partners, LP                                  (6)
10.2     Registration Rights Agreement between Poseidis, Inc. and
         Cornell Capital Partners, LP                                      (7)
10.3     Securities Purchase Agreement between Poseidis, Inc. and
         Cornell Capital Partners, LP (exhibits omitted)                   (7)
10.4     Security Agreement dated as of August 26, 2005 between
         Poseidis, Inc. and Cornell Capital Partners, LP                   (7)
10.5     Investor Registration Rights Agreement dated as of August
         26, 2005 between the Company and Cornell Capital Partners, LP     (7)
10.6     Letter Agreement dated as of October 24, 2005 between the
         Company Filed herewith and Cornell Capital Partners, LP
         (with respect to Standby Equity Distribution Agreement and
         Escrow Agreement)                                                 (8)
10.7     Letter Agreement dated as of October 24, 2005 between the
         Company Filed herewith and Cornell Capital Partners, LP
         (with respect to Second Debenture and Investor Registration
         Agreement)                                                        (8)
10.8     Lock-Up Agreement between Poseidis, Inc. and Louis
         Pardau dit Pardo                                                  (4)
10.9     Securities Purchase Agreement dated as of February 1, 2006 between the Company and Cornell Capital Partners, LP
         (exhibits omitted)                                                (6)

10.10    Engagement Agreement dated October 31, 2005
         between Poseidis, Inc. and Bridgehead Partners, LLC               (9)
10.11    Engagement Agreement dated November 10, 2005 between
         Poseidis, Inc. and Phoenix Ventures, LLP                         (10)
10.12    Amended and Restated Consulting Agreement dated July 27, 2006
         between Poseidis, Inc. and Louis Pardo                           (11)
10.13    Amended and Restated Consulting Agreement dated July 27, 2006
         between Poseidis, Inc. and Christophe Giovannetti                (11)
21.1     List of Subsidiaries                                              (4)
31.1     Certification of Chief Executive Officer pursuant to Section
         302 of Sarbanes-Oxley Act of 2002                                 (1)
31.2     Certification of Chief Financial Officer pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002                             (1)
32.1     Certification of Chief Executive Officer pursuant to 18
         U.S.C. Section 1350, as adopted pursuant to Section 906 of
         the Sarbanes-Oxley Act of 2002                                    (1)
32.2     Certification of Chief Financial Officer pursuant to 18
         U.S.C. Section 1350, as adopted pursuant to Section 906 of
         the Sarbanes-Oxley Act of 2002                                    (1)
99.1     Warrant dated as of August 26, 2005 issued to Cornell
         Capital Partners, LP (500,000 shares)                             (7)
99.2     Warrant dated as of August 26, 2005 issued to Cornell
         Capital Partners, LP (1,250,000 shares)                           (7)
99.3     Secured Convertible Debenture dated as of February 1, 2006
         issued to Cornell Capital Partners, LP                            (6)
99.4     Second Amended and Restated Secured Convertible
         Debenture dated as of February 1, 2006 issued to Cornell
         Capital Partners in the principal amount of $150,000 (No.
         CCP-1aa)                                                          (6)
99.5     Amended and Restated Secured Convertible Debenture dated
         as of February 1, 2006 issued to Cornell Capital Partners in
         the principal amount of $150,000 (No. CCP-2a)                     (6)
99.6     Warrant dated as of February 1, 2006 issued to Cornell
         Capital Partners, LP in the principal amount of $344,000
         (3,750,000)                                                       (6)
99.7     Warrant dated as of February 1, 2006 issued to Cornell
         Capital Partners, LP (1,250,000 shares)                           (6)
99.8     Warrant dated as of February 1, 2006 issued to Cornell
         Capital Partners, LP (1,200,000 shares)                           (6)
99.9     Warrant dated as of February 1, 2006 issued to Cornell
         Capital Partners, LP (9,000,000 shares)                           (6)
99.10    Warrant issued pursuant to Engagement Agreement dated
         October 31, 2005 between Poseidis, Inc. and Bridgehead
         Partners, LLC (1,500,000 shares)                                  (1)
------------------------------
(1)  Filed herewith.

(2) Originally filed on May 16, 2000 with the Company's Current Report on Form 8-K and incorporated herein by reference.

(3) Originally filed on June 10, 1999 with the Company's Registration Statement on Form 10-SB and incorporated herein by reference.

(4) Filed as an exhibit to our Registration Statement on Form SB-2 dated April 14, 2006 and incorporated herein by reference.

(5) Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 and incorporated herein by reference.

(6) Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2006 and incorporated herein by reference.

(7) Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2005 and incorporated herein by reference.

(8) Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2005 and incorporated herein by reference.

(9) Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2006 and incorporated herein by reference.

(10) Filed as an exhibit to our Quarterly Report on Form 10-QSB for the three months ended November 30, 2005 filed with the Securities and Exchange Commission on January 24, 2006 and incorporated herein by reference.

(11) Filed as an exhibit to our Amended Quarterly Report on Form 10-QSB for the three months ended August 31, 2005 with the Securities and Exchange Commission on September 12, 2006 and incorporated herein by reference.

     (b) Reports on Form 8-K. During the quarter ended February 28, 2006, the Company filed the following Reports on Form 8-K:

     We filed a Form 8-K dated January 18, 2006 reporting on the appointment of Diane Boisvert to the Board of Directors and as Secretary of the Company, the appointment of John J. McGovern as Executive Vice President and Chief Financial Officer of the Company, and the Company's entry into an engagement agreement with Bridgehead Partners, LLC.

     We filed a Form 8-K dated February 7, 2006 reporting on the Company's entry into a Securities Purchase Agreement with Cornell Capital Partners, LP ("Cornell Capital"), amendment of certain terms, agreements and instruments with Cornell Capital relating to the $300,000 principal amount of convertible secured debentures and our Standby Equity Distribution Agreement with Cornell Capital. In addition, we also reported on the Company's subsidiary in France, Montespan SAS, entering into an agreement with Christian Berthier regarding our real estate purchase agreement with Mr. Berthier.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The aggregate fees billed for the fiscal years ended February 28, 2006 and February 28, 2005 for professional services rendered by Stephen H. Durland, CPA as our principal accountant for the audit of our annual financial statements for the fiscal year ended February 28, 2005 and for review of financial statements included in our Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for each of the fiscal years ended February 28, 2006 and February 28, 2005 were $36,500 and $31,250, respectively.

     The aggregate fees billed for the fiscal year ended February 28, 2006 for professional services rendered by Moore Stephens, PC as our principal accountant for the audit of our annual financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended February 28, 2006 were $20,000.

AUDIT RELATED FEES

     The aggregate fees billed in each of the fiscal years ended February 28, 2006 and February 28, 2005 for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14(A)) were $0 and $0, respectively.

TAX FEES

     The aggregate fees billed in each of the fiscal years ended February 28, 2006 and February 28, 2005 for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning were $0 and $0, respectively.

ALL OTHER FEES

     The aggregate fees billed in each of the fiscal years ended February 28, 2006 and February 28, 2005 for products and services provided by our principal accountant (other than the services reported in Item 9(e)(1) through 9(e)(3) of Schedule 14(A)) were $0 and $0, respectively.

PRE-APPROVAL POLICIES AND PROCEDURES

     The decision to retain Moore Stephens, PC as our principal accountant for the audit of our financial statements for the year ended February 28, 2006 was approved by our Board of Directors. We did not have a separate audit committee at such time. At that time, our entire Board of Directors performed all the functions that may be delegated to an audit committee.

     We currently do not have a separate audit committee. Currently our entire Board of Directors perform all the functions that may be delegated to an audit committee. We intend to establish an audit committee during the fiscal year ending February 28, 2007 and are currently assessing which current and potential members of our Board are best qualified, based on their accounting or related financial management expertise, independence, time availability, corporate experience and other relevant factors, to serve on our audit committee. Based on our small size, early development stage and limited financial and human resources, we did not believe that creating an audit committee separate and distinct from our full Board of Directors would have been cost-effective price to the fiscal year ending February 28, 2007.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 POSEIDIS, INC.



                                  By:     /s/ Louis Pardo
                                       ----------------------------------------
Date:  September 13, 2006               Louis Pardo, Chief Executive Officer
                                        and President
                                        (Principal Executive Officer)



                                   By:    /s/ John J. McGovern
                                       ----------------------------------------
                                       John J. McGovern, Chief Financial Officer
                                        Executive Vice President and Treasurer
                                       (Principal Financial Officer
                                        and Principal Accounting Officer)


     In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title                                 Date


 /s/ Louis Pardo
---------------------
Louis Pardo            Chairman of the Board, Chief Executive
                       Officer, and President                 September 13,2006


 /s/ Diane Boisvert
---------------------
Diane Boisvert              Director                          September 13, 2006

                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm......................F-1

Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Balance Sheets..................................................F-3

Consolidated Statements of Operations and Comprehensive
  Income (Loss).......................................... ...................F-4

Consolidated Statements of Stockholders' Equity (Deficiency).................F-5

Consolidated Statements of Cash Flows.......................................F-11

Notes to Consolidated Financial Statements..................................F-12

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Poseidis, Inc. and Subsidiaries (A Development Stage Enterprise)

We have audited the accompanying consolidated balance sheet of Poseidis, Inc. and Subsidiaries (A Development Stage Enterprise) as of February 28 2006, and the related consolidated statements of operations and comprehensive income
(loss), stockholders' equity (deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the consolidated financial statements of Poseidis, Inc. for the period from June 10, 1998 (date of inception) to February 28, 2005. Such statements are included in the cumulative totals from inception to February 28, 2006, on the consolidated statements of operations and comprehensive income (loss), cash flows and stockholders' equity, which reflects a net loss of $6,743,521 of the related cumulative totals. Those statements were audited by other auditors whose reports have been made available to us and our opinion, insofar as it relates to amounts for the period June 10, 1998 (date of inception) to February 28, 2005 included in the cumulative totals, is based solely upon the reports of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors insofar as it relates to amounts for the period June 10, 1998 (date of inception) to February 28, 2005, included in the cumulative totals, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Poseidis, Inc. and Subsidiaries (A Development Stage Enterprise)as of February 28, 2006, and the consolidated results of their operations and their cash flows for the year then ended and for the period from June 10, 1998 (date of inception) to February 28, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 5 to the consolidated financial statements, the Company has sustained a significant operating loss in 2006 and has a working capital deficiency of approximately $847,000 and an accumulated deficit of approximately $8,313,000 as of February 28, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/MOORE STEPHENS, P. C.
MOORE STEPHENS, P. C.
Certified Public Accountants.

New York, New York

September 12, 2006

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

We conducted our audits in accordance with the standards of the Public Companies Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Poseidis, Inc. as of February 28, 2005 and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has experienced a loss since inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Durland and Company, CPAs, P.A.
Durland and Company, CPAs, P.A.

Palm Beach, Florida
June 13, 2005

                        Poseidis, Inc. and Subsidiaries
                          (Development Stage Company)
                          Consolidated Balance Sheets
                               As of February 28,

                                                                     2006               2005
                                                            ------------------  ----------------
                ASSETS
CURRENT ASSETS
   Cash                                                     $           73,314  $        $ 1,051
   VAT taxes receivable                                                 20,416            39,750
                                                            ------------------  ----------------
           Total Current Assets                                         93,730            40,801
                                                            ------------------  ----------------
PROPERTY AND EQUIPMENT
   Land                                                                316,973            40,863
   Land improvements                                                   131,761           151,530
   Furniture and fixtures                                               22,705            22,705
   Equipment                                                            31,467            30,806
                                                            ------------------  ----------------
      Subtotal Property and Equipment                                  502,906           245,904
                                                            ------------------  ----------------
      Less: Accumulated depreciation                                   (59,334)          (37,144)
                                                            ------------------  ----------------
            Net Property and Equipment                                 443,572           208,760
                                                            ------------------  ----------------
OTHER ASSETS
  Deferred financing costs                                             134,231                 -
  Deferred offering costs                                              995,935                 -
  Deferred consulting expense                                           29,812                 -
  Deposits                                                               7,000            35,889
                                                            ------------------  ----------------
            Total Other Assets                                       1,166,978            35,889
                                                            ------------------  ----------------
Total Assets                                                $        1,704,280  $        285,450
                                                            ==================  ================
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                         $          137,014  $        188,667
   Accrued expenses                                                    394,154           887,238
   Accrued salaries/payroll taxes                                       11,185            26,719
Current portion of long term debt, less debt
     discount of $223,478                                               44,855                 -
   Derivative liability                                                353,309                 -
   Short-term loan                                                           -            29,009
                                                            ------------------  ----------------
            Total Current Liabilities                                  940,517         1,131,633
                                                            ------------------  ----------------
LONG TERM LIABILITIES
Secured convertible debentures, less debt
     discount of $312,869                                               62,798                 -
Promissory note                                                        200,000                 -
Derivative liability                                                   494,632
                                                            ------------------  ----------------
            Total Long Term Liabilities                                757,430                 -
                                                            ------------------  ----------------
Total Liabilities                                                    1,697,947         1,131,633
                                                            ------------------  ----------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
 Preferred stock, $0.0001 par value, authorized
    10,000,000 shares; none issued                                           -                 -
Common stock, $0.0001 par value, authorized
    500,000,000 shares;  69,685,800 and 51,761,881
    issued and outstanding at February 28, 2006
    and 2005, respectively                                               6,969             5,176
 Additional paid-in capital                                          8,241,023         5,947,965
 Accumulated comprehensive income (loss)                                71,002           (16,770)
 Deficit accumulated during the development stage                   (8,312,661)       (6,782,554)
                                                            ------------------  ----------------
            Total Stockholders' Equity (Deficiency)                      6,333          (846,183)
                                                            ------------------  ----------------
Total Liabilities and Stockholders' Equity (Deficiency)     $        1,704,280  $        285,450
                                                            ==================  ================

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                         Poseidis, Inc. and Subsidiaries
                           (Development Stage Company)
      Consolidated Statements of Operations and Comprehensive Income (Loss)

                                                            Cumulative from
                                                               Inception                  Years Ended  February 28,
                                                           (June 10, 1998) to   -----------------------------------------
                                                            February 28, 2006           2006                 2005
                                                           -------------------  --------------------  -------------------
REVENUES                                                   $           557,012  $                  -  $                 -
                                                           -------------------  --------------------  -------------------
OPERATING EXPENSES
   General and administrative                                        1,795,795               174,412              345,108
   Salaries                                                             86,747                     -               70,050
   Consulting fees                                                   5,413,968               528,693            2,711,604
   Depreciation                                                         73,120                26,324               23,910
   Professional fees                                                 1,045,633               435,045               51,072
                                                           -------------------  --------------------  -------------------
          Total operating expenses                                   8,415,263             1,164,474            3,201,744
                                                           -------------------  --------------------  -------------------
Operating (loss)                                                    (7,858,251)           (1,164,474)          (3,201,744)
                                                           -------------------  --------------------  -------------------
OTHER INCOME (EXPENSE)
   Interest expense                                                   (129,204)             (126,216)                  (5)
   Loss on derivative liability                                       (507,154)             (507,154)                   -
  Amortization of deferred financing costs                             (18,707)              (18,707)                   -
 Bad debt expense                                                      (93,806)                    -              (93,806)
   Loss on fixed asset abandonment                                     (23,769)                    -              (23,064)
   Costs on trading activity                                           (31,428)              (31,428)                   -

   Foreign currency transaction gain                                    22,916                     -               24,409
Gain on debt forgiveness                                                64,126                29,009                    -
Gain on bankruptcy of subsidiary                                        12,721                     -                    -
Non-operating income - real estate                                     249,830               249,830                    -
                                                           -------------------  --------------------  -------------------
          Total other income (expense)                               (454,475)             (404,666)             (92,466)

Net (loss) before minority interest                                (8,312,726)           (1,569,140)          (3,294,210)

Minority interest in loss of consolidated subsidiaries                      65                     -                    -
                                                           -------------------  --------------------  -------------------
Net (loss)                                                          (8,312,661)           (1,569,140)          (3,294,210)
OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain (loss)                             71,002                87,772                 (869)
                                                           -------------------  --------------------  -------------------

Comprehensive (loss)                                       $        (8,241,659) $         (1,481,368) $        (3,295,079)
                                                           ===================  ====================  ===================
Net (loss) per common share - basic and diluted                                 $              (0.02) $             (0.07)
                                                                                ====================  ===================
Weighted average number of shares                                                         61,150,081           49,922,315
                                                                                ====================  ===================

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                         Poseidis, Inc. and Subsidiaries
                           (Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficiency)
                        For the period from June 10, 1998
             (inception of development stage) to February 28, 2006


                                                                                    Additional
                                                           Number        Common       Paid-in
                                                         of Shares       Stock        Captial
                                                        -------------  ----------- --------------
Issuance of shares for services at inception-
June 10, 1998 at par of $0.0001 per share                   1,000,000  $       100 $            -
  1st Quarter - Shares issued for cash                      1,000,000          100          9,900
  2nd Quarter - Shares issued for cash                         50,000            5         49,995
   Net (loss)                                                       -            -              -
                                                        -------------  ----------- --------------
Balance as of February 28, 1999                             2,050,000          205         59,895
   Net (loss)                                                       -            -              -
                                                        -------------  ----------- --------------
Balance as of February 29, 2000                             2,050,000          205         59,895

  1st Quarter - Shares issued to pay accrued expenses          13,500            1          3,384
  1st Quarter - Common stock contributed                   (1,000,000)        (100)           100
  1st Quarter - 16 for 1 forward split                     15,912,500        1,592         (1,592)
  1st Quarter - Reverse merger                             23,100,000        2,310        190,800
  1st Quarter - Shares issued for services                  1,900,000          190              -
  1st Quarter - Stock subscription receivable                 150,000           15        149,985
  2nd Quarter - Stock subscriptions received                        -            -              -
  2nd Quarter - Shares issued for services                    200,000           20        199,980
  2nd Quarter - Shares issued to acquire minority
interest in subsidiary                                      5,000,000          500         56,210
  3rd Quarter -Shares issued for services                     990,000           99        232,551
   Other comprehensive (loss)                                       -            -              -
Net loss                                                            -            -              -
                                                        -------------  ----------- --------------
BALANCE, February 28, 2001                                 48,316,000        4,832        891,313

  1st Quarter - 1 for 10 reverse split                    (43,484,399)      (4,350)         4,350
  2nd Quarter - Shares issued for cash                        100,189           10        100,179
  2nd Quarter - Shares issued for services                     16,426            2         16,424
  2nd Quarter - Stock subscriptions receivable                 76,712            8         76,704
  3rd Quarter - Common stock cancelled                       (569,600)         (57)            57
  3rd Quarter - Stock subscriptions received                        -            -              -
  3rd Quarter - Stock subscriptions receivable                  7,813            1          9,765
  3rd Quarter - Shares issued for cash                          4,894            1          8,564
  3rd Quarter - Shares issued for services                      8,533            1         14,932
  4th Quarter - Stock subscriptions received                        -            -              -
  4th Quarter - Shares issued for cash                         24,084            2         42,145
  Other comprehensive (loss)                                        -            -              -
Net (loss)                                                          -            -              -
                                                        -------------  ----------- --------------
BALANCE, February 28, 2002                                  4,500,652          450      1,164,432

                                  (Continued)

                         Poseidis, Inc. and Subsidiaries
                           (Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficiency)
                        For the period from June 10, 1998
             (inception of development stage) to February 28, 2006
                                   (Continued)

      Stock        Cumulative                         Total
  Subscription    Translation     Accumulated     Stockholders
   Receivable      Adjustment       Deficit          Equity
 --------------- -------------- ---------------- ---------------



 $             - $            - $              - $           100
               -              -                -          10,000
               -              -                -          50,000
               -              -           (8,743)         (8,743)
 --------------- -------------- ---------------- ---------------
               -              -           (8,743)         51,357
               -              -           (2,901)         (2,901)
 --------------- -------------- ---------------- ---------------
               -              -          (11,644)         48,456

               -              -                -           3,385
               -              -                -               -
               -              -                -               -
               -              -                -         193,110
               -              -                -             190
        (150,000)             -                -               -
         150,000              -                -         150,000
               -              -                -         200,000

               -              -                -          56,710
               -              -                -         232,650
               -        (11,637)               -         (11,637)
               -              -         (864,247)       (864,247)
 --------------- -------------- ---------------- ---------------
               -        (11,637)        (875,891)          8,617

               -              -                -               -
               -              -                -         100,189
               -              -                -          16,426
         (76,712)             -                -               -
               -              -                -               -
          76,712              -                -          76,712
          (9,766)             -                -               -
               -              -                -           8,565
               -              -                -          14,933
           9,766              -                -           9,766
               -              -                -          42,147
               -         (7,689)               -          (7,689)
               -              -         (473,929)       (473,929)
 --------------- -------------- ---------------- ---------------
               -        (19,326)      (1,349,820)       (204,264)


                                  (Continued)

                         Poseidis, Inc. and Subsidiaries
                           (Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficiency)
                        For the period from June 10, 1998
             (inception of development stage) to February 28, 2006
                                   (Continued)

                                                                                    Additional
                                                           Number        Common       Paid-in
                                                         of Shares       Stock        Captial
                                                        -------------  ----------- --------------
   1st Quarter - 1 for 10 reverse split                    (4,054,058)        (405)           405
   1st Quarter - Shares issued for services                 1,969,784          197      1,029,793
   1st Quarter - Shares issued for cash                         3,887            -          8,745
   1st Quarter - Shares issued to pay accrued expenses      1,080,000          108        134,892
   1st Quarter - Shares issued to settle short-term debt      864,000           86        107,914
   1st Quarter - Stock subscriptions receivable               800,000           80         99,920
   2nd Quarter - Stock subscription received                        -            -              -
   3rd Quarter - Shares issued for cash                         2,705            -          9,468
   4th Quarter - Stock subscriptions received                       -            -              -
   4th Quarter - Shares issued for cash                        35,062            4        122,713
   Other comprehensive (loss)                                       -            -              -
Net (loss)                                                          -            -              -
                                                        -------------  ----------- --------------
ENDING BALANCE, February 28, 2003                           5,202,032          520      2,678,282

   1st Quarter - Shares issued for services                   100,000           10              -
   1st Quarter - Shares issued for cash                        42,224            4        152,314
   2nd Quarter - Shares issued for cash                        13,991            1         52,465
   4th Quarter - Shares issued for services                   184,316           19        128,682
   4th Quarter - Shares issued for cash                        41,573            4        155,895
   Other comprehensive income                                       -            -              -
Net (loss)                                                          -            -              -
                                                        -------------  ----------- --------------
ENDING BALANCE, February 29, 2004                           5,584,136          558      3,167,638

   1st Quarter - Forward split - 8 for 1                   39,295,606        3,930         (3,930)
   1st Quarter - Shares issued for services                 1,614,861          162      2,244,084
   1st Quarter - Shares issued for cash                        93,225            9        116,522
   2nd Quarter - Shares issued for services                   117,704           12        147,118
   2nd Quarter - Shares issued for cash                        83,069            8        103,828
   3rd Quarter - Forward split - 11 for 10                  4,679,008          468           (468)
   3rd Quarter - Shares issued for services                   113,043           11         15,673
   3rd Quarter - Shares issued for cash                        12,944            1         23,145
   4th Quarter - Shares issued for services                   168,285           17         95,322
   Other comprehensive (loss)                                       -            -              -
Net (loss)                                                          -            -              -
                                                        -------------  ----------- --------------
ENDING BALANCE, February 28, 2005                          51,761,881        5,176      5,908,932

                                  (Continued)

                         Poseidis, Inc. and Subsidiaries
                           (Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficiency)
                        For the period from June 10, 1998
             (inception of development stage) to February 28, 2006
                                   (Continued)

      Stock        Cumulative                         Total
  Subscription    Translation     Accumulated     Stockholders
   Receivable      Adjustment       Deficit          Equity
 --------------- -------------- ---------------- ---------------

               -              -                -               -
               -              -                -       1,029,990
               -              -                -           8,745
               -              -                -         135,000
               -              -                -         108,000

        (100,000)             -                -               -
          50,000              -                -          50,000
               -              -                -           9,468
          50,000              -                -          50,000
               -              -                -         122,717
               -         (2,609)               -          (2,609)
               -              -       (1,305,971)     (1,305,971)
 --------------- -------------- ---------------- ---------------
               -        (21,935)      (2,655,791)          1,076

               -              -                -              10
               -              -                -         152,318
               -              -                -          52,466
               -              -                -         128,701
               -              -                -         155,899
               -          6,034                -           6,034
               -              -         (793,520)       (793,520)
 --------------- -------------- ---------------- ---------------
               -        (15,901)      (3,449,311)       (297,016)

               -              -                -               -
               -              -                -       2,244,246
               -              -                -         116,531
               -              -                -         147,130
               -              -                -         103,836
               -              -                -               -
               -              -                -          15,684
               -              -                -          23,146
               -              -                -          95,339
               -           (869)               -           (869)
               -              -       (3,294,210)     (3,294,210)
 --------------- -------------- ---------------- ---------------
               -        (16,770)      (6,743,521)       (846,183)


                                  (Continued)

                         Poseidis, Inc. and Subsidiaries
                           (Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficiency)
                        For the period from June 10, 1998
             (inception of development stage) to February 28, 2006
                                   (Continued)

                                                                                    Additional
                                                           Number        Common       Paid-in
                                                         of Shares       Stock        Captial
                                                        -------------  ----------- --------------
   1st Quarter - Shares issued for cash                       154,399           16         23,144
   2nd Quarter - Shares issued for services                   585,123           58         51,536
   2nd Quarter - Shares issued for cash                       188,397           19         16,401
   2nd Quarter - Shares issued to pay accrued expenses     13,306,000        1,331      1,084,439
   2nd Quarter - Intrinsic value of warrants issued
    with convertible debentures                                     -            -         62,810
   2nd Quarter - Intrinsic value of warrants issued
    with SEDA                                                       -            -         32,317
   4th  Quarter - Intrinsic value of warrants issued in
    conjunction with convertible debentures                         -            -        240,403
   4th Quarter - Intrinsic value of warrants issued in
     conjunction with SEDA                                          -            -        717,911
   4th Quarter - Issuance of common shares for
     offering costs at par of $0.0001                       3,250,000          325              -
   4th Quarter - Intrinsic value of warrants issued
     with consulting agreement                                      -            -         59,623
   4th Quarter - Shares issued for services                   160,000           16          3,184
   4th Quarter - Shares issued for cash                       280,000           28         40,323
    Other comprehensive income                                      -            -              -
Net (loss)                                                          -            -              -
                                                        -------------  ----------- --------------
ENDING BALANCE, February 28, 2006                          69,685,800  $     6,969 $    8,241,023
                                                        =============  =========== ==============

                                  (Continued)

                         Poseidis, Inc. and Subsidiaries
                           (Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficiency)
                        For the period from June 10, 1998
             (inception of development stage) to February 28, 2006
                                   (Continued)

      Stock        Cumulative                         Total
  Subscription    Translation     Accumulated     Stockholders
   Receivable      Adjustment       Deficit          Equity
 --------------- -------------- ---------------- ---------------

               -              -                -          23,160
               -              -                -          51,594
               -              -                -          16,420
               -              -                -       1,085,770

               -              -                -          62,810

               -              -                -          32,317

               -              -                -         240,403

               -              -                -         717,911

               -              -                -             325

               -              -                -          59,623

               -              -                -           3,200

               -              -                -          40,351
               -         87,772                -          87,772
               -              -       (1,569,140)     (1,569,140)
 --------------- -------------- ---------------- ---------------
 $             - $       71,002 $     (8,312,661)$         6,333
 =============== ============== ================ ===============


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                         Poseidis, Inc. and Subsidiaries
                           (Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                            Cumulative from
                                                               Inception                  Years Ended  February 28,
                                                           (June 10, 1998) to   ---------------------------------------
                                                            February 28, 2006           2006                 2005
                                                           -------------------  ------------------  -------------------


CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                   $        (8,312,661) $       (1,569,140) $        (3,294,210)
Adjustments to reconcile net loss to net cash used
 for development activities
   Stock issued for services                                         4,226,251             375,439           2,277,202
   Depreciation and Amortization                                        91,827              45,031              23,910
Other non-cash charges                                                  61,240              61,240                   -
Debt forgiveness                                                       (64,126)            (29,009)                  -
Non-cash interest expense                                              107,654             107,654                   -
Loss on derivative liability                                           507,154             507,154
Minority interest in consolidated subsidiaries' loss                       (65)                  -                   -
Gain on bankruptcy of subsidiary                                       (12,721)                  -                   -
   Bad debt expense                                                    123,806                   -              93,806
   Loss on fixed asset abandonment                                      23,769                   -              23,064
Change in assets and liabilities
   (Increase) decrease in deferred costs                              (160,442)           (160,442)                  -
   (Increase) decrease in other assets                                  (7,000)             25,814              10,069
   Increase (decrease) in accounts payable                             137,014             (51,653)            142,726
   Increase (decrease) in accrued expenses                           1,171,828             289,561             362,850
   Increase (decrease) in accrued salaries/payroll taxes                11,185             (15,534)             17,047
   Increase (decrease) in VAT payable/receivable                       (20,416)             19,334             (24,260)
                                                           -------------------  ------------------  ------------------
Net cash used by development activities                             (2,115,703)           (394,551)           (367,796)
                                                           -------------------  ------------------ -------------------
CASH FLOW FROM INVESTING ACTIVITIES:
   Deposit on land and land improvements                              (291,137)           (256,341)                  -
   Purchase of property and equipment                                 (211,562)               (661)           (176,737)
                                                           -------------------  ------------------  ------------------
Net cash used by investing activities                                 (502,699)           (257,002)           (176,737)
                                                           -------------------  ------------------ -------------------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from short-term loans                                      170,804                   -              29,009
   Repayments of short-term loans                                     (93,890)                   -                   -
   Stock sold for cash                                               1,420,181              79,931             491,870
   Cash acquired in reverse merger                                      51,841                   -                   -
   Receipt of stock subscriptions                                      490,000                   -                   -
   Increase (decrease) of bank overdraft                                35,946                   -                   -
   Proceeds from secured convertible debentures                        644,000             644,000                   -
                                                           -------------------  ------------------  ------------------

Net cash provided by financing activities                            2,718,882             723,931             520,879
                                                           -------------------  ------------------ -------------------

Effect of exchange rates on cash                                       (27,166)               (115)             (6,083)
                                                           -------------------  ------------------  ------------------

Net increase (decrease) in cash                                         73,314              72,263             (29,737)

CASH, beginning of period                                                    -               1,051              30,788
                                                           -------------------  ------------------  ------------------

CASH, end of period                                        $            73,314  $           73,314  $            1,051
                                                           ===================  ==================  ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash Paid during the periods for:
     Interest                                              $                -   $                -  $                -
                                                           ===================  ==================  ==================
     Income taxes                                          $                -   $                -  $                -
                                                           ===================  ==================  ==================
   Non-Cash Financing Activities:
     Common stock issued to pay accrued expenses           $           903,510  $          765,125  $                -
                                                           ===================  ==================  ==================
     Common stock issued to pay short term debt            $          108,000   $                -  $                -
                                                           ===================  ==================  ==================

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                         Poseidis, Inc. and Subsidiaries
                           (Development Stage Company)
                   Notes to Consolidated Financial Statements


(1)  Organization and Business

Poseidis, Inc. ("Poseidis "or the "Company") was incorporated on June 10, 1998 in the state of Florida. Our corporate name was originally EZ Talk, Inc., which was changed in May 2000 to BillyWeb Corp. and changed in August 2002 to Poseidis, Inc.

In May 2000, we entered into an agreement to acquire 77.3% of the issued and outstanding common shares of a predecessor company which was then named BillyWeb Corp. (the "Predecessor") in a reverse merger; the consideration for this transaction was 23,100,000 shares of the Company's common stock. In July 2000, we acquired the remaining 22.7% of the Predecessor that were not previously owned in exchange for 5,000,000 shares of restricted common stock. In October 2000, we formed a subsidiary under the laws of France, SARL BillyWeb. In December 2002, we placed SARL BillyWeb in bankruptcy under French law. In April 2003, we created a new subsidiary, Poseidis, SAS, under French law and later changed that subsidiary's name to Montespan SAS ("Montespan"). We own 99% of Montespan and a French citizen holds the remaining 1%, pursuant to French law.

We are a development stage company that, together with our subsidiary Montespan (as well as certain inactive subsidiaries), is engaged in the development of a sparkling mineral water spring in central France known as the La Troliere Spring (the "Source"). Our objectives are to develop and market a new brand of sparkling natural mineral water under the brand name "l' Eau de Montespan" as well as other beverage products, potentially a line of cosmetics products utilizing the mineral water drawn from the Source, and other related products and merchandise.


(2)  Summary of Significant Accounting Principles

Principles of consolidation - The consolidated financial statements include the accounts of Poseidis and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or classification of liabilities that might be necessary should we be unable to operate in the normal course of business.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments - Fair value estimates, assumptions and methods used to estimate fair value of our financial instruments are made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts. We estimate that there are no material variations between fair value and book value of our financial assets or liabilities as of February 28, 2006 and 2005. The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and short-term notes payable approximate fair value due to the short-term nature of the instruments. Long-term liabilities are comprised of the convertible notes which approximate fair value based on borrowing rates available to the Company.

Comprehensive Income - We report our results in accordance with SFAS No. 130, "Reporting Comprehensive Income" which requires that recognized revenue, expense, gains and losses be included in net income. Although certain changes in assets and liabilities, such as gains or losses on translation of foreign currencies, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Property and equipment - All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $26,324 and $23,910 for the years ended February 28, 2006 and 2005, respectively.

Long Lived Assets - In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. SFAS No. 144 also addresses the accounting for long-lived assets that are expected to be disposed of.

Revenue recognition - Revenue is recognized as services are rendered or products
are  delivered,  the  price  to  the  buyer  is  fixed  and  determinable,   and
collectibility is reasonably assured.

Advertising - We expense all advertising costs as incurred.

Foreign currency transaction and translation gains (losses) - On a consolidated basis our reporting currency is the US Dollar. The functional currency for foreign operations is the local currency (the euro). For these foreign entities, we translate assets and liabilities at end-of-period exchange rates. For revenues, expenses, gains and losses, the weighted average exchange rate for the period is used to translate those elements. For equity items the historic conversion rate is used. We record these translation adjustments in other comprehensive income (loss), a separate component of equity in the consolidated balance sheet.

Income taxes - We account for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to affect taxable income. Valuation allowances will be established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Cash Equivalents - We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Net loss per common share - We have presented net loss per common share pursuant to SFAS No. 128, "Earnings Per Share". Net loss per common share is based upon the weighted average number of outstanding common shares. Due to net losses in the years ended February 28, 2006 and 2005, the effect of the potential common shares resulting from convertible notes payable, stock options and warrants in those years were excluded, as the effect would have been anti-dilutive, though they may be dilutive in future periods.

Recent Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board ("FASB"), issued SFAS No. 153, "Exchanges of Nonmonetary Assets," ("SFAS No. 153"). SFAS No. 153 amends Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions," to require exchanges of nonmonetary assets be accounted for at fair value, rather than carryover basis. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS No. 153 is effective for nonmonetary exchanges entered into in fiscal years beginning after June 15, 2005. We do not routinely enter into exchanges that could be considered nonmonetary, accordingly we do not expect the adoption of SFAS No. 153 to have a material impact on our consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47 ("FIN No. 47"), "Accounting for Conditional Asset Retirement Obligations--an interpretation of FASB Statement No. 143." FIN No. 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 was adopted in the fourth quarter of 2005 and has had no significant impact on our consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3"
("SFAS  No.  154").  SFAS No.  154  requires  retrospective  application  as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, "Accounting Changes," for the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective beginning January 1, 2006. SFAS No. 154 is not expected to have a significant impact on our financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination" ("EITF 05-6"). EITF 05-6 requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 was adopted in the fourth quarter of 2005. EITF 05-6 did not have a significant impact on our financial position, results of operations or cash flows.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155") which provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. SFAS No.155 further amends SFAS No.140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The guidance SFAS No.155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No.133 and concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins September 15, 2006. SFAS No.155 is not expected to have a material impact on our consolidated financial statements.

In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140" ("SFAS No. 156") which requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset by entering into a servicing contract. FASB No. 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. SFAS No. 156 is effective at the beginning of the first fiscal year that begins after September 15, 2006. SFAS No. 156 is not expected to have a material impact on the Company's consolidated financial statements.


(3) Stockholders' Equity.

We have authorized 500,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by our Board of Directors prior to issuance.


(4)  Income Taxes.

Deferred income taxes (benefits) are provided for certain items of income and expense that are recognized in different periods for tax and financial reporting purposes. We have net operating loss carry-forwards for federal income tax purposes, but the future use of such carry-forwards may be severely limited due to changes in ownership. The amounts recorded as deferred tax assets as of February 28, 2006 and 2005, which represent the amounts of tax benefit related to the loss carry-forwards, have been fully offset by equal valuation allowances as we have not determined that the realization of the assets is "more likely than not".

(5) Going Concern and Management's Plans To Overcome Operating and Liquidity Difficulties.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Since our inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business will require additional capital. We are in the development stage and have realized minimal revenues to date. These conditions raise substantial doubt about our ability to continue as a going concern. If we fail to obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

Our development activities are at an early stage and the time and money required to develop the commercial value and marketability of our proposed products will require significant cash expenditures for an indefinite period in the future. In order to meet these cash needs, we have entered into the financing agreements detailed in Notes 7, 8 and 12. In addition, we continue to actively seek additional financing to support our development activities.


(6) Deferred Offering Costs and Deferred Financing Costs.

We have incurred certain costs related to financing activities since inception. These costs consisted primarily of placement agent fees, commissions and legal fees which are related to the placement of debt securities (deferred financing costs) and equity securities (deferred offering costs).

At February 28, 2006, we had net deferred financing costs of $134,231. These costs were related to the placement of 12% convertible notes [Note 7] and are being amortized on a straight-line basis over the life of the debenture which approximates the effective interest method. We recorded amortization expense related to deferred financing totaling $18,707, $18,707 and $0 for the cumulative period from inception (June 10, 1998) to February 28, 2006 and the years ended February 28, 2006 and 2005, respectively.

At February 28, 2006 and February 28, 2005, we had net deferred offering costs of $995,935 and $0, respectively. These costs were primarily related to a Standby Equity Distribution Agreement ["SEDA"] [Note 8] and will be offset against the proceeds of the offering, when consummated.


(7)  Debt Financings

Short-Term Notes Payable- In fiscal 2005 we received a short-term loan from a third-party in the amount of approximately $29,000. This loan was payable on demand and carried no stated interest rate. This debt was forgiven in fiscal 2006 and the note payable was written off.

Promissory Note - In February 2006 we issued a promissory note to Cornell Capital Partners, L.P. ("Cornell Capital") in the face amount of $200,000 with an interest rate of 8% and a due date of September 1, 2007 as partial compensation for the Standby Equity Distribution Agreement [Note 8].

Convertible Debentures - In each of August 2005 and October 2005, we issued Secured Convertible Debentures in exchange for $150,000 in cash each. The terms of these debentures were amended and restated in February, 2006. In February 2006, the Company issued additional Secured Convertible Debentures (collectively the "Debentures") in exchange for $344,000 in cash. In connection with the Debentures, we issued to Cornell Capital warrants to purchase 1,250,000, 3,750,000, 1,250,000 and 1,200,000 shares of our common stock at exercise prices of $0.12, $0.08, $0.12 and $0.25 per share, respectively.

The Debentures are due September, 1, 2007, and carry an interest rate of 12%. The Debentures were issued to Cornell Capital. The Debentures are convertible into shares of our common stock at a conversion prices of $0.04 for the February, 2006 issuance and $0.0497 for the August and October, 2005 issuances at the option of Cornell Capital. The conversion is subject to certain limitations including that Cornell Capital may not convert the Debentures for a number of shares in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of our common stock beneficially held by Cornell Capital to exceed 4.9% of our then outstanding common stock. Upon an uncured event of default, the conversion price for the Debentures would be reduced to $0.0124 per share. We are required to set aside into an escrow fund for the benefit of Cornell Capital an amount equal to one third of all net proceeds from the future offering of up to $1,500,000 of debentures and warrants up to a maximum of $350,000. We are permitted to redeem all or a portion of the Debentures. In the event the closing bid price for our stock on a redemption date is greater than the Debenture's conversion price, we must pay a redemption premium of 20% of the amount redeemed in addition to such redemption costs. Commencing October 1, 2006, we are required to make monthly payments of the remaining principal balance at the rate of approximately $54,000 plus accrued interest.

The above issued Debentures and related warrants required us to value several discrete elements of the Debentures. For the Debentures, these discrete elements consisted of certain conversion features, a contingent call feature and a re-pricing of the conversion for the debenture in the case of default. We accounted for each of the discrete elements of the Debentures at fair value. Also required was a fair market valuation of the warrants.

We accounted for the embedded contingent call feature and the re-pricing of the conversion for the Debenture in the case of default in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock" which requires us to bifurcate and separately account for the embedded contingent call feature and the re- pricing of the conversion for the Debentures in the case of default as embedded derivatives contained in the Debentures. Pursuant to SFAS No. 133, we bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined to not be clearly and closely related to the debt host. The derivative liability related to the embedded contingent call and default re-pricing factors has been valued at $321,044 using the Black Scholes model.

The convertible Debentures are not considered to be conventional debt under EITF Issue No. 00-19 or SFAS No. 133. We therefore bifurcated the fair value of the embedded conversion features from the debt host and accounted for them as a derivative liability. The effect of this valuation was the creation of fair value of this conversion feature of $526,897.

The warrants issued in conjunction with the Debentures were valued and recorded as equity by us in accordance with EITF 00-19 and guidance described under SFAS No. 150 as we made the determination that the warrants were conventional. We have valued the warrants by using the Black-Scholes valuation model and accounted for the fair value of the warrants in relation to the debt host. This resulted in a fair value of the warrants of $303,213 which was allocated to Additional Paid In Capital and recorded as a discount to the Debentures. This discount is being amortized on a straight-line basis over the life of the Debentures which approximates the effective interest method.

We recorded the fair value of the embedded derivatives as either short-term or long-term liabilities (based on the underlying term of the Debentures) and as a discount to the Debentures to the extent there was a net carrying value for the Debentures, which resulted in a discount to the Debentures of $340,787. This discount is being amortized on a straight-line basis over the life of the Debentures which approximates the effective interest method. The amount in excess of the net carrying value, $507,154, was charged to loss on embedded derivative in the statement of operations

Long Term Debt

At February 28, 2006 long-term debt consisted of the following:

                                                               February 28, 2006
Convertible  Debentures  due  September 1, 2007 with monthly payments $53,666.67 plus accrued interest commencing October
1, 2006                                                          $   644,000

Promissory Note due September 1, 2007                                200,000
                                                                 -----------
                                                                     844,000
Less current maturities                                              268,333
                                                                 -----------
                                                                 $   575,667
                                                                 ===========

Scheduled maturities of long-term debt are as follows:

         Years Ending February 28,
                                  2007          $     268,333
                                  2008          $     575,667
                                  2009                      -
                                  2010                      -
                                  2011                      -
                                Thereafter                  -
                                                -------------
                                                $     844,000
                                                =============

The  debt  disclosed  in  the  accompanying   balance  sheet  is  shown  net  of
unamortized debt discounts of $536,347 as of February 28, 2006.


(8) Standby Equity Distribution Agreement.

On August 26, 2005, we entered into a SEDA with Cornell Capital. The SEDA was subsequently amended and restated on October 24, 2005 and on February 1, 2006. Pursuant to the SEDA, we may, at our discretion, periodically sell to Cornell Capital shares of our common stock for a gross purchase price of up to $8,000,000.For each share of common stock purchased under the SEDA, Cornell Capital will pay us 96% of the lowest closing bid price of our common stock as quoted on the Over-the-Counter Bulletin Board ("OTC-BB") or other principal market on which our common stock is traded for the five days immediately following the date we deliver a notice requiring Cornell Capital to purchase our shares under the SEDA.

Cornell Capital's obligation to purchase shares of our common stock under the SEDA is subject to certain conditions, including, but not limited to, our obtaining an effective registration statement for shares of common stock sold under the SEDA (the "Registration Statement") and our shares being listed for quotation on the Over-the-Counter Bulletin Board, and is limited to $300,000 per weekly advance.

The commitment period under the SEDA commences on the earlier to occur of (i) the date that the Registration Statement is declared effective by the Securities and Exchange Commission (the "Effective Date"), or (ii) such earlier date as we and Cornell Capital may mutually agree in writing. The commitment period under the SEDA expires on the earliest to occur of (i) the date on which Cornell Capital has purchased an aggregate amount of $8,000,000 shares of our common stock under the SEDA, (ii) the date occurring twenty-four months after the Effective Date, or (iii) the date the SEDA is earlier terminated (in the event that (x) there occurs any stop order or suspension of the effectiveness of the Registration Statement for an aggregate of fifty trading days, other than due to the acts of Cornell Capital, during the commitment period, and (y) we fail materially to comply with any of the covenants contained in the SEDA and such failure is not cured within thirty days after receipt of written notice from Cornell Capital, provided, however, that this termination provision does not apply to any period commencing upon the filing of a post-effective amendment to the Registration Statement and ending upon the date on which such post effective amendment is declared effective by the Securities and Exchange Commission ("SEC").

We have agreed to pay Cornell Capital 5% of the gross proceeds that we receive from each advance under the SEDA. In addition, we issued 3,000,000 shares of our common stock to Cornell Capital and 250,000 shares of our common stock to the placement agent in connection with the SEDA, which we recorded at par value ($0.0001 per share) and a promissory note in the face amount of $200,000 with an interest rate of 8% [Note 7] and a due date of September 1, 2007. In addition, we have issued to Cornell Capital warrants to purchase 500,000 and 9,000,000 shares of our common stock at exercise prices of $0.12 and $0.04 per share, respectively. The Warrants issued in conjunction with the SEDA were valued and recorded as equity by us in accordance with EITF 00-19. In valuing these Warrants, we elected to use the Black Scholes model. The effect of this valuation was the creation of fair value of the Warrants of $750,228 which was allocated to APIC. The charges for the Common Stock, promissory notes and Warrants have been recorded as deferred offering costs and will be offset against the proceeds of the offering, when consummated [Note 6].

We also paid Yorkville Advisors Management, LLC a fee of $15,000 for structuring in connection with this transaction and $10,000 for due diligence expenses which have been recorded as deferred offering costs and will be offset against the proceeds of the offering, when consummated [Note 6].


(9) Commitments and Contingencies.

In October 2005 we entered into a real estate purchase agreement with Christian Berthier, as amended in March 2006 (the "Berthier Agreement") to acquire the land where the Source is located for 2,150,000 euros. The Berthier Agreement expires on February 28, 2008. In conjunction with the Berthier Agreement, we are able to apply all previous payments made under our prior lease agreement against the purchase price for the Source. As a result of the new agreement, we recorded non-operating income of $249,830 for the reversal of the prior years' lease payments. Pursuant to the March 2006 amendment of the Berthier Agreement, we made a payment of 150,000 euros and agreed to make a monthly payment of at least 10,000 euros to Mr. Berthier commencing in March 2006. These monthly payments shall be applied against the 2,150,000 euros aggregate purchase price for the Berthier property.

Annual minimum commitments under the Berthier Agreement at 10,000 euros per month are as follows (using, for purposes of illustration only in this report, a currency exchange rate of U.S. $1.20 per one euro):

     Years Ending February 28,

                            2007          $    144,000
                            2008          $  2,160,000
                            2009                     -
                            2010                     -
                            2011                     -
                          Beyond                     -
                                          ------------
                                          $  2,304,000
                                          ============


(10) Related Party Transactions.

In July 2006 we entered into an amended and restated consulting agreement with our CEO, Mr. Louis Pardo in connection with the services he provided to us during the period from January 2001 through December 2005. The Company issued 6,653,000 shares of common stock to Mr. Pardo on July 11, 2005 as payment for these services. The shares were at the time of issuance, and are as of the balance sheet date, subject to restrictions on transferability. The closing market price of our common stock on the OTC-BB on the date of issuance of these shares was $0.10 per share. The issuance price of these shares was $0.816, based on a discount of 20% to the five-day trailing average price for the Company's common stock on the OTC-BB as of July 11, 2005.

In July 2006, we entered into an amended and restated consulting agreement in connection with the services rendered by a significant shareholder, Mr. Christophe Giovannetti. Mr. Giovannetti provided these services to us during the period from January 2001 through December 2005. The Company issued 6,653,000 shares of common stock to Mr. Giovannetti on July 11, 2005 as payment for these services. The shares were at the time of issuance, and are as of the balance sheet date, subject to restrictions on transferability. The issuance price of these shares was $0.816, based on a discount of 20% to the five-day trailing average price for our common stock on the OTC-BB as of July 11, 2005.

On January 12, 2006, we entered into an agreement with Bridgehead Partners, LLC ("Bridgehead") whereby Bridgehead provides the services of Mr. John J. McGovern to serve as our Executive Vice President and Chief Financial Officer. The agreement with Bridgehead provides, among other things, for a monthly fee of $15,000. We have issued Bridgehead a warrant for 1,500,000 shares exercisable at $0.0375 per share which vests in 3 tranches: one half on January 12, 2006, one quarter on June 1, 2006, and one quarter on October 31, 2006. The warrants expire on January 12, 2011. The Warrants issued in conjunction with the Bridgehead agreement were valued and recorded as equity by the Company in accordance with EITF 00-19. In valuing these Warrants, we elected to use the Black Scholes model. The effect of this valuation was the creation of fair value of the Warrants of $59,623 which was allocated to APIC; the value of the warrants is expensed to consulting expense as they vest.

(11) Concentration of Credit Risk.

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalent accounts in financial institutions, which from time to time exceed Federal depository insurance coverage limits. At February 28, 2006, cash and cash equivalents did not exceed federally insured limits.


(12) Subsequent events

In March 2006 we entered into a bridge loan agreement with Portfolio Lenders II, LLC with gross proceeds of $100,000 for which we issued 100,000 warrants to the lender exercisable at $0.05 per share. The bridge loan was repaid in full in April, 2006.

During March and April 2006 we undertook a private placement to accredited investors of convertible debentures and warrants ("Units") for which we held four closings aggregating gross proceeds of $917,800. Poseidis issued (a) a total of $917,800 in principal amount of convertible debentures, (b) 2,753,400 warrants exercisable at 125% of the FMV on the four respective closing dates (540,000 warrants at $ 0.086, 701,400 warrants at $0.078, 381,000 warrants at
$0.076,  and  1,131,000   warrants  at  $0.082),   and  (c)  2,753,400  warrants
exercisable at 145% of the FMV on the four respective closing dates (540,000 warrants at $0.099, 701,400 warrants at $0.090, 381,000 warrants at $0.088, and
1,131,000 warrants at $0.095).

In March 2006 our subsidiary Montespan , entered into an amendment and restatement of its October 2005 real estate purchase agreement with Christian Berthier pertaining to approximately 5 acres in Theneuille, France where the natural mineral water spring is located. The purchase price for this property is 2,150,000 euros of which Montespan has paid 430,000 euros as of July 26, 2006. In the agreement, Montespan agreed to pay Mr. Berthier at least 10,000 euros per month.

In May 2006 Poseidis issued a Promissory Note to Portfolio Lenders II, LLC pursuant to which the Company obtained a loan in the principal amount of $250,000 and issued warrants to purchase 1,000,000 shares of the Company's common stock exercisable at $0.05 per share.

In June 2006 Poseidis formed an advisory board to advise the Board of Directors and senior management on strategic planning issues, business development matters, and other corporate matters. Three members have been appointed to the advisory board as of July 26, 2006. Poseidis has agreed to issue stock options to purchase 100,000 of our common stock to each member of the advisory board exercisable at the then current market value of Poseidis' common stock on the date of approval of such options by the Poseidis Board of Directors. Such options are to be issued under, and governed by, an equity incentive plan to be adopted by Poseidis.

In July 2006 Poseidis issued a Promissory Note to Mr. Pardo pursuant to which the Company obtained a loan in the principal amount of $30,000. The Note bears interest at the rate of 9.25% per annum. The principal and accrued interest shall be paid in full on demand, not later than the fifth business day after written demand for repayment is received by the Company.

On July 19, 2006, the OTC-BB temporarily ceased quoting the Company's shares pending the completion of the audit of the Poseidis financial statements and the filing of the Company's Annual Report on Form 10-KSB for the year ended February 28, 2006. The Company's common stock has continued to be quoted through various market makers on the Pink Sheets Electronic Quotation Service published by the National Quotation Bureau under the symbol "PSED".

In July 2006 Poseidis entered into amended and restated consulting agreements with Mr. Pardo, and Mr. Giovannetti in order to address errors identified by the Company in the historical accounting treatment of consulting fees and the issuance of shares of Poseidis common stock to Mr. Pardo and Mr. Giovannetti under previously executed consulting agreements [Note 10].

In August and September of 2006, the Company entered into letter agreements with Cornell pursuant to which, among other things, Cornell provided a waiver of certain defaults that had arisen under applicable loan documents and Cornell and the Company also amended certain covenants and other terms under the loan documents including: termination of the Company's obligation to further fund with cash or stock or otherwise an escrow account held for the benefit of Cornell in connection with the $344,000 debenture that we had issued to Cornell in February 2006; Cornell's consent to the release of approximately $60,000 from such escrow account for the purpose of our payment of certain vendors' invoices relating to our development project at the Source in France; changing the due date for the first scheduled payment of principal and interest due under the Debentures from September 1, 2006 to October 1, 2006; and revising the due dates for our filing with the SEC of certain reports and our registration statement.

In September 2006, the Company filed with the SEC amended quarterly reports on Form 10-QSB/A for the three and six-month periods ended August 31, 2005 and for the three and nine-month periods ended November 30, 2005, and the Company also filed with the SEC the Company's annual report on Form 10-KSB for the fiscal year ended February 28, 2006. All three of these reports should be read in conjunction.