Form 10QSB/A
period 2005-08-31
POSEIDIS INC
filed 2006-09-14
CIK 1088399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                AMENDMENT NO. 1

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to_____________

Commission File No.:  0-26329


                                 Poseidis, Inc.
--------------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

               Florida                                     65-0867538
-------------------------------------      -------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
   (of incorporation or organization)

             222 Lakeview Ave., Suite 160, West Palm Beach, FL 33401
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 428-3757
             -------------------------------------------------------
                           (Issuer's telephone number)

------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X] No [_]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]


          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(b) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 31, 2005 the issuer had 65,995,800 shares of common stock, $0.0001 par value per share, outstanding.


Transitional Small Business Disclosure Format: Yes [_] No [X]

                       Statement Regarding This Amendment

     We are amending our Form 10-QSB for the quarter ended August 31, 2005, previously filed on October 17, 2005. We have identified certain accounting errors related to (1) the accounting for certain debt financing conducted by Poseidis, Inc. (the "Company" or "we") in August 2005 as well as certain compensatory warrants issued by the Company and (2) the accounting for the issuance of the Company's common stock in payment of certain accrued expenses.

     We have performed an analysis of our existing debt agreements and have concluded that we incorrectly recorded our debt obligations and associated warrants in conjunction with the issuance of the Company's 12% Secured Convertible Notes (the "Debentures"). Our analysis determined we needed to make restatements in the accounting for the aforementioned debt financings conducted by the Company in August 2005 related to (1) the valuation of several discrete elements of the Debentures and related warrants and (2) the costs incurred by the Company in conjunction with the issuance of the Debentures. Accordingly, we have also filed an amendment to our Form 10-QSB for the three and nine month periods ended November 30, 2005.

     The discrete elements of the Debentures consisted of the conversion features at issuance, the embedded contingent call feature and the adjustment of the conversion price of the Debentures in the case of default. Also required was a fair market valuation of the warrants.

     We accounted for the embedded contingent call feature and the re-pricing of the conversion for the Debentures in the case of default in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock" which requires us to bifurcate and separately account for the embedded contingent call feature and the re- pricing of the conversion for the Debentures in the case of default as embedded derivatives contained in the Debentures. Pursuant to SFAS No. 133, we bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined to not be clearly and closely related to the debt host. The convertible Debentures are not considered to be conventional debt under EITF Issue No. 00-19 or SFAS No. 133. We therefore bifurcated the fair value of the embedded conversion features from the debt host and accounted for them as a derivative liability.

     The warrants issued in conjunction with the Debentures were valued and recorded as equity by us in accordance with EITF 00-19 and guidance described under SFAS No. 150 as we made the determination that the warrants were conventional. We have valued the warrants by using the Black-Scholes valuation model and accounted for the fair value of the warrants in relation to the debt host. The fair value of the warrants was recorded as a discount to the Debentures. This discount is being amortized on a straight-line basis over the life of the Debentures which approximates the effective interest method.

     We recorded the fair value of the embedded derivatives as either short-term or long-term liabilities (based on the underlying term of the Debentures) and as a discount to the Debentures to the extent there was a net carrying value for the Debentures. This discount is being amortized on a straight-line basis over the life of the Debentures which approximates the effective interest method. The amount in excess of the net carrying value was charged to loss on embedded derivative in the statement of operations.

     The costs incurred by the Company for the issuance of the Debentures have been capitalized as Deferred Financing Costs and will be amortized over the term of the Debentures. These costs were previously reflected as Professional Fees and expensed when incurred. In addition, we have capitalized certain costs incurred by the Company in conjunction with the Company's Standby Equity Distribution Agreement ("SEDA") as Deferred Issuance Costs which will be offset against the proceeds of the offering, when and as the SEDA is utilized.

     The restatements in the accounting for the issuances of the Company's common stock in payment of certain accrued expenses relate to the corrections of errors in the Company's accounting for the issuance of 13,306,000 shares of common stock as payment for consulting services provided to the Company by its Chief Executive Officer and by a stockholder who is the beneficial owner of more the five percent of the Company's common stock. The stock issuance is now reflected in the financial results for the fiscal quarter ended August 31, 2005 and is now accounted for as a payment of accrued expenses as theses expenses had been previously accrued by the Company. The stock issuance was previously recorded in the fiscal quarter ended November 30, 2005 and was accounted for as a consulting fee expense. This expense is being reversed in the restated financial statements for the fiscal quarter ended November 30, 2005 being filed in our amended Form 10-QSB for the quarter ended November 30, 2005. The Company has entered into an amended and restated consulting agreement with each of these individuals to provide for these corrections and other relevant matters.

     In addition, we have corrected the statement of the number of shares of our common stock outstanding as of August 31, 2005 to reflect the issuance of the 13,306,000 shares as well as some minor amount of share issuances that were previously recorded as issuances in the quarter ended November 30, 2005. We had previously stated 51,024,328 shares of common stock, whereas the correct figure is 65,995,800 shares of common stock. We have also included a statement of risk factors and inception to date results in accordance with FAS 7: "Accounting and Reporting by Development Stage Enterprises" (as amended). In this amended Form 10-QSB, we have also included a footnote to the financial statements, Note 12, which details the effect of these restatement adjustments on our financial statements for the quarter and six month periods ended August 31, 2005 and we have amended and updated Part I, Item 3.

     In all other material respects, this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB previously filed by us on October 17, 2005. This amendment should also be read in conjunction with our Annual Report on Form 10-KSB for the fiscal year ended February 28, 2006 and our Amended Quarterly Report on Form 10-QSB/A for the quarter ended November 30, 2005.

                                    PART I

ITEM 1. FINANCIAL STATEMENTS

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets................................................. 5
Consolidated Statements of Operations and Comprehensive Income (Loss)....... 6
Consolidated Statements of Stockholders' Equity (Deficiency)................ 7
Consolidated Statements of Cash Flows.......................................11
Notes to Consolidated Financial Statements..................................12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........22
ITEM 3. CONTROLS AND PROCEDURES.............................................41


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS...................................................41
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.........41
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................................41
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................41
ITEM 5. OTHER INFORMATION...................................................41
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................42

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                         Poseidis, Inc. and Subsidiaries
                           (Development Stage Company)
                           Consolidated Balance Sheets

                                                               August 31,         February 28,
                                                                  2005                2005
                                                               (Unaudited)
                                                             ----------------- ------------------
                 ASSETS
CURRENT ASSETS
   Cash                                                      $          74,874 $            1,051
   VAT taxes receivable                                                 20,059             39,750
                                                             ----------------- ------------------
           Total Current Assets                                         94,933             40,801
                                                             ----------------- ------------------
PROPERTY AND EQUIPMENT
   Land                                                                 36,162             40,863
   Land improvements                                                   134,097            151,530
   Furniture and fixtures                                               20,892             22,705
   Equipment                                                            27,867             30,806
                                                             ----------------- ------------------
      Subtotal Property and Equipment                                  219,018            245,904
      Less: Accumulated depreciation                                   (54,283)           (37,144)
                                                             ----------------- ------------------
            Net Property and Equipment                                 164,735            208,760
                                                             ----------------- ------------------
OTHER ASSETS
  Deferred financing costs                                              37,878                  -
   Deferred offering costs                                              60,195                  -
  Deposits                                                              31,989             35,889
                                                             ----------------- ------------------
            Total Other Assets                                         130,062             35,889
                                                             ----------------- ------------------
Total Assets                                                 $         389,730 $          285,450
                                                             ================= ==================
             LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                          $         239,256 $          188,667
   Accrued expenses                                                    135,512            887,238
   Accrued salaries/payroll taxes                                       11,825             26,719
  Secured convertible debentures, less debt
      discount of $150,000                                                   -                  -
  Derivative liability                                                 104,904                  -
    Short-term demand loan                                              29,009             29,009
                                                             ----------------- ------------------
            Total Current Liabilities                                  520,506          1,131,633
                                                             ----------------- ------------------
Total Liabilities                                                      520,506          1,131,633
                                                             ----------------- ------------------
STOCKHOLDERS' (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized
     10,000,000 shares; none issued                                          -                  -
   Common stock, $0.0001 par value, authorized
     100,000,000 shares;  65,995,800 and  51,761,881
     issued and outstanding at August 31, 2005
     and February 28, 2005, respectively                                 6,600              5,176
   Additional paid-in capital                                        7,179,579          5,947,965
   Accumulated comprehensive income (loss)                              30,311            (16,770)
   Deficit accumulated during the development stage                 (7,347,266)        (6,782,554)
                                                             ----------------- ------------------
            Total Stockholders' (Deficiency)                          (130,776)          (846,183)
                                                             ----------------- ------------------
Total Liabilities and Stockholders' (Deficiency)             $         389,730 $          285,450
                                                             ================= ==================

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                         Poseidis, Inc. and Subsidiaries
                           (Development Stage Company)
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (Unaudited)

                                             Cumulative
                                             from Inception
                                            (June 10, 1998)     3 months Ended August 31,    6 months Ended August 31,
                                                    to       ----------------------------  -----------------------------
                                             August 31, 2005      2005            2004          2005              2004
                                             --------------- ------------- --------------  ---------------  --------------

REVENUES                                     $      557,012  $           - $            -  $             -  $            -

OPERATING EXPENSES
   General and administrative                     1,788,197         94,344        246,385          166,814         374,793
   Salaries                                          86,747              -          2,363                -           7,625
   Consulting fees                                5,185,890        242,336        179,162          300,614       2,388,780
   Depreciation                                      70,162         17,640          4,257           23,366           8,585
   Professional fees                                705,336         64,822         29,009           94,748          29,009
                                              -------------  -------------  -------------  ---------------  --------------
          Total operating expenses                7,836,332        419,143        461,176          585,542       2,808,792
                                              -------------  -------------  -------------  ---------------  --------------
Operating (loss)                                 (7,279,320)      (419,143)      (461,176)        (585,542)     (2,808,792)

OTHER INCOME (EXPENSE)
   Interest expense                                  (3,476)          (392)             -             (489)              0
   Loss on derivative liability                     (17,714)       (17,714)             -          (17,714)              0
  Bad debt expense                                  (93,806)             -         97,734                -          97,734
   Loss on fixed asset abandonment                  (23,769)             -              -                -               -

   Foreign currency transaction gain (loss)          22,916              -              -                -               -
  Gain on debt forgiveness                           35,117              -              -                -               -
  Gain on bankruptcy of subsidiary                   12,721              -              -                -               -
                                              -------------  -------------  -------------  ---------------  --------------

          Total other income (expense)              (68,011)       (18,106)        97,734          (18,203)         97,734

Net (loss) before minority interest              (7,347,331)      (437,249)      (363,442)        (603,745)     (2,711,058)

Minority interest in loss of
consolidated subsidiaries                                65              -              -                -               -
                                              -------------  -------------  -------------  ---------------  --------------
Net (loss)                                       (7,347,265)      (437,249)      (363,442)        (603,745)     (2,711,058)
OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain (loss)          30,311        (15,425)         12,499           47,081          17,411

Comprehensive (loss)                          $  (7,316,955) $    (452,674) $    (350,943) $      (556,664) $   (2,693,647)
                                              =============  =============  =============  ===============  ==============
Net (loss) per common share - basic and
diluted                                                      $       (0.01) $       (0.02) $         (0.01) $        (0.06)
                                                             =============  =============  ===============  ==============

Weighted average number of shares                               59,562,174     45,075,592       55,648,998      45,107,242
                                                             =============  =============  ===============  ==============

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                         Poseidis, Inc. and Subsidiaries
                          (Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficiency)
                        For the period from June 10, 1998
                        (inception of development stage)
                               to August 31, 2005


                                                                                 Additional
                                                        Number        Common       Paid-in
                                                       of Shares       Stock        Captial
                                                     ------------- ---------- --------------
Issuance of shares for services at inception-
   June 10, 1998 at par of $0.0001 per share             1,000,000 $      100 $          -
  1st Quarter - Shares issued for cash                   1,000,000        100        9,900
  2nd Quarter - Shares issued for cash                      50,000          5       49,995
   Net (loss)                                                    -          -            -
                                                     ------------- ---------- ------------
Balance as of February 28, 1999                          2,050,000        205       59,895
   Net (loss)                                                    -          -            -
                                                     ------------- ---------- ------------
Balance as of February 29, 2000                          2,050,000        205       59,895
  1st Quarter - Shares issued to pay accrued expenses       13,500          1        3,384
  1st Quarter - Common stock contributed                (1,000,000)      (100)         100
  1st Quarter - 16 for 1 forward split                  15,912,500      1,592       (1,592)
  1st Quarter - Reverse merger                          23,100,000      2,310      190,800
  1st Quarter - Shares issued for services               1,900,000        190            -
  1st Quarter - Stock subscription receivable              150,000         15      149,985
  2nd Quarter - Stock subscriptions received                     -          -            -
  2nd Quarter - Shares issued for services                 200,000         20      199,980
  2nd Quarter - Shares issued to acquire minority
                interest in subsidiary                   5,000,000        500       56,210
  3rd Quarter - Shares issued for services                 990,000         99      232,551
   Other comprehensive (loss)                                    -          -            -
Net (loss)                                                       -          -            -
                                                     ------------- ---------- ------------
BALANCE, February 28, 2001                              48,316,000      4,832      891,313
  1st Quarter - 1 for 10 reverse split                 (43,484,399)    (4,350)       4,350
  2nd Quarter - Shares issued for cash                     100,189         10      100,179
  2nd Quarter - Shares issued for services                  16,426          2       16,424
  2nd Quarter - Stock subscriptions receivable              76,712          8       76,704
  3rd Quarter - Common stock cancelled                    (569,600)       (57)          57
  3rd Quarter - Stock subscriptions received                     -
  3rd Quarter - Stock subscriptions receivable               7,813          1        9,765
  3rd Quarter - Shares issued for cash                       4,894          1        8,564
  3rd Quarter - Shares issued for services                   8,533          1       14,932
  4th Quarter - Stock subscriptions received
  4th Quarter - Shares issued for cash                      24,084          2       42,145
  Other comprehensive  (loss)                                    -          -            -
Net (loss)                                                       -          -            -
                                                     ------------- ---------- ------------


                                  (Continued)

                         Poseidis, Inc. and Subsidiaries
                          (Development Stage Company
          Consolidated Statements of Stockholders' Equity (Deficiency)
                        For the period from June 10, 1998
                        (inception of development stage)
                               to August 31, 2005
                                   (Continued)

    Stock      Cumulative                    Total
Subscription  Translation   Accumulated  Stockholders
 Receivable    Adjustment     Deficit       Equity
------------- ------------ ------------- -------------

$           - $          - $           - $         100
            -            -             -        10,000
            -            -             -        50,000
            -            -        (8,743)       (8,743)
------------- ------------ ------------- -------------
            -            -        (8,743)       51,357
            -            -        (2,901)       (2,901)
------------- ------------ ------------- -------------
            -            -       (11,644)       48,456
            -            -             -         3,385
            -            -             -             -
            -            -             -             -
            -            -             -       193,110
            -            -             -           190
     (150,000)           -             -             -
      150,000            -             -       150,000
            -            -             -       200,000

            -            -             -        56,710
            -            -             -       232,650
            -      (11,637)            -       (11,637)
            -            -      (864,247)     (864,247)
------------- ------------ ------------- -------------
            -      (11,637)     (875,891)        8,617
            -            -             -             -
            -            -             -       100,189
            -            -             -        16,426
      (76,712)           -             -             -
            -            -             -             -
       76,712            -             -        76,712
       (9,766)           -             -             -
            -            -             -         8,565
            -            -             -        14,933
         9766            -             -         9,766
                         -             -        42,147
            -       (7,689)            -        (7,689)
            -            -      (473,929)     (473,929)
------------- ------------ ------------- -------------

                                  (Continued)

                         Poseidis, Inc. and Subsidiaries
                          (Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficiency)
                        For the period from June 10, 1998
                        (inception of development stage)
                               to August 31, 2005
                                   (Continued)

                                                                                    Additional
                                                           Number        Common       Paid-in
                                                         of Shares       Stock        Captial
                                                        -------------  ----------- --------------
BALANCE, February 28, 2002                               4,500,652        450    1,164,432
   1st Quarter - 1 for 10 reverse split                 (4,054,058)      (405)         405
   1st Quarter - Shares issued for services              1,969,784        197    1,029,793
   1st Quarter - Shares issued for cash                      3,887          -        8,745
   1st Quarter - Shares issued to pay accrued expenses   1,080,000        108      134,892
   1st Quarter - Shares issued to settle short-term
                 debt                                      864,000         86      107,914
   1st Quarter - Shares issued for stock
                 subscriptions received                    800,000         80       99,920
   2nd Quarter - Stock subscription received                     -          -            -
   3rd Quarter - Shares issued for cash                      2,705          -        9,468
   4th Quarter - stock subscriptions received
   4th Quarter - Shares issued for cash                     35,062          4      122,713
   Other comprehensive (loss)                                    -          -            -
Net (loss)                                                       -          -            -
                                                     ------------- ---------- ------------
ENDING BALANCE, February 28, 2003                        5,202,032        520    2,678,282
   1st Quarter - Shares issued for services                100,000         10            -
   1st Quarter - Shares issued for cash                     42,224          4      152,314
   2nd Quarter - Shares issued for cash                     13,991          1       52,465
   4th Quarter - Shares issued for services                184,316         19      128,682
   4th Quarter - Shares issued for cash                     41,573          4      155,895
   Other comprehensive income                                    -          -            -
Net (loss)                                                       -          -            -
                                                     ------------- ---------- ------------
ENDING BALANCE, February 29, 2004                        5,584,136        558    3,167,638
   1st Quarter - Forward split - 8 for 1                39,295,606      3,930       (3,930)
   1st Quarter - Shares issued for services              1,614,861        162    2,244,084
   1st Quarter - Shares issued for cash                     93,225          9      116,522
   2nd Quarter - Shares issued for services                117,704         12      147,118
   2nd Quarter - Shares issued for cash                     83,069          8      103,828
   3rd Quarter - Forward split - 11 for 10               4,679,008        468         (468)
   3rd Quarter - Shares issued for services                113,043         11       15,673
   3rd Quarter - Shares issued for cash                     12,944          1       23,145
   4th Quarter - Shares issued for services                168,285         17       95,322
   Other comprehensive (loss)                                    -          -            -
Net (loss)                                                       -          -            -
                                                     ------------- ---------- ------------
ENDING BALANCE, February 28, 2005                       51,761,881      5,176    5,908,932
   1st Quarter - Shares issued for cash                    154,399         16       23,144
   2nd Quarter - Shares issued for services                585,123         58       51,536
   2nd Quarter - Shares issued for cash                    188,397         19       16,401
   2nd Quarter - Shares issued to pay accrued
                 expenses                               13,306,000      1,331    1,084,439
   2nd Quarter - Intrinsic value of warrants issued
                 with convertible debentures                     -          -       62,810
   2nd Quarter - Intrinsic value of warrants issued
                 with SEDA                                       -          -       32,317
      Other comprehensive income                                 -          -            -
  Net (loss)                                                     -          -            -
                                                     ------------- ---------- ------------
ENDING BALANCE, August 31, 2005 (Unaudited)             65,995,800   $  6,600   $7,179,579
                                                     ============= ========== ============


                                  (Continued)

                         Poseidis, Inc. and Subsidiaries
                          (Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficiency)
                        For the period from June 10, 1998
                        (inception of development stage)
                               to August 31, 2005

    Stock      Cumulative                    Total
Subscription  Translation   Accumulated  Stockholders
 Receivable    Adjustment     Deficit       Equity
------------- ------------ ------------- -------------
            -      (19,326)   (1,349,820)     (204,264)
            -            -             -             -
            -            -             -     1,029,990
                                                 8,745
            -            -             -       135,000

            -            -             -       108,000

     (100,000)           -             -             -
       50,000            -             -        50,000
            -            -             -         9,468
        50000                                   50,000
                                               122,717
            -       (2,609)            -        (2,609)
            -            -    (1,305,971)   (1,305,971)
------------- ------------ ------------- -------------
            -      (21,935)   (2,655,791)        1,076
                                                    10
                                               152,318
                                                52,466
            -            -             -       128,701
            -            -             -       155,899
            -        6,034             -         6,034
            -            -      (793,520)     (793,520)
------------- ------------ ------------- -------------
            -      (15,901)   (3,449,311)     (297,016)
            -            -             -             -
            -            -             -     2,244,246
            -            -             -       116,531
                                               147,130
                                               103,836
            -            -             -             -
            -            -             -        15,684
            -            -             -        23,146
                                                95,339
            -         (869)            -          (869)
            -            -    (3,294,210)   (3,294,210)
------------- ------------ ------------- -------------
            -      (16,770)   (6,743,521)     (846,183)
            -                                   23,160
            -                                   51,594
            -                                   16,420

            -                                1,085,770
                                                62,810
            -

                                       -        32,317


            -       47,081                      47,081
            -                   (603,745)     (603,745)
------------- ------------ ------------- -------------
 $          -  $    30,311  $ (7,347,266)$    (130,776)
============= ============ ============= =============

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                        Poseidis, Inc. and Subsidiaries
                         (Development Stage Company)
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                            Cumulative from         For the six months ended
                                                               Inception                   August 31,
                                                           (June 10, 1998) to       ------------------------
                                                            August 31, 2005          2005               2004
                                                           ------------------   --------------  -----------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net (loss)                                                 $       (7,347,331)  $     (603,745) $      (2,711,058)
Adjustments to reconcile net loss to net cash used
  for development activities
   Stock issued for services                                        4,223,051          372,239          2,277,202
   Depreciation and amortization                                       70,162           23,366              8,585
Debt forgiveness                                                      (35,117)               -                  -
Loss on derivative liability                                           17,714           17,714                  -
Minority interest in consolidated subsidiaries' income                    (65)               -                  -
Gain on bankruptcy of subsidiary                                      (12,721)               -                  -
   Bad debt expense                                                   123,806                -             97,734
   Loss on fixed asset abandonment                                     23,769                -             23,064
Change in assets and liabilities
   (Increase) decrease in deferred costs                             (65,756)          (65,756)                 -
   (Increase) decrease in other assets                               (31,989)            3,900              4,973
   Increase (decrease) in accounts payable                            239,256           50,589             23,675
   Increase (decrease) in accrued expenses                            956,160           70,818            167,675
   Increase (decrease) in accrued salaries/payroll taxes               11,825          (14,894)            (4,811)
   Increase (decrease) in VAT payable/receivable                      (20,059)          19,691             (7,364)
                                                           ------------------   --------------  -----------------
Net cash (used) by development activities                          (1,847,230)        (126,078)          (143,195)
                                                           ------------------   --------------  -----------------
CASH FLOW FROM INVESTING ACTIVITIES:
   Deposit on land and land improvements                              (34,796)               -                  -
   Purchase of property and equipment                                (210,901)               -            (22,783)
                                                           ------------------   --------------  -----------------
Net cash (used) by investing activities                              (245,697)               -            (22,783)
                                                           ------------------   --------------  -----------------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from short-term loans                                     170,804                -             29,009
   Repayment of short-term loan                                       (93,890)               -                  -
   Stock sold for cash                                              1,379,830           39,580            220,368
   Cash acquired in reverse merger                                     51,841                -                  -
   Receipt of stock subscriptions                                     490,000                -                  -
   Increase of bank overdraft                                          35,946                -                  -
   Proceeds from secured convertible debentures                       150,000          150,000                  -
                                                           ------------------   --------------  -----------------
Net cash provided by financing activities                           2,184,531          189,580            249,377
                                                           ------------------   --------------  -----------------
Effect of exchange rates on cash                                      (16,730)           10,321            (6,711)
                                                           ------------------   --------------  -----------------
Net increase in cash                                                   74,874           73,823             76,668

CASH, beginning of period                                                   -            1,051             30,788
                                                           ------------------   --------------  -----------------
CASH, end of period                                        $           74,874   $       74,874  $         107,476
                                                           ==================   ==============  =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Non-Cash Financing Activities:
     Common stock issued to pay accrued expenses           $          903,510   $      765,125  $               -
                                                           ==================   ==============  =================
     Common stock issued to pay short term debt            $          108,000   $            -  $               -
                                                           ==================   ==============  =================

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                         Poseidis, Inc. and Subsidiaries
                           (Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)  Organization and Business

Poseidis was incorporated on June 10, 1998 in the state of Florida. Our corporate name was originally EZ Talk, Inc., which was changed in May 2000 to BillyWeb Corp. and changed in August 2002 to Poseidis, Inc.

In May 2000, we entered into an agreement to acquire 77.3% of the issued and outstanding common shares of a predecessor company which was then named BillyWeb Corp. (the "Predecessor") in a reverse merger; the consideration for this transaction was 23,100,000 shares of the Company's common stock. In July 2000, we acquired the remaining 22.7% of the Predecessor company that was not previously owned in exchange for 5,000,000 shares of restricted common stock. In October 2000, we formed a subsidiary under the laws of France, SARL BillyWeb. In December 2002, we placed SARL BillyWeb in bankruptcy under French law. In April 2003, we created a new subsidiary, Poseidis, SAS, under French law and later changed that subsidiary's name to Montespan SAS ("Montespan"). We own 99% of Montespan and a French citizen holds the remaining 1%, pursuant to French law.

We are a development stage company that, together with our subsidiary Montespan is engaged in the development of a sparkling mineral water spring in central France known as the La Troliere Spring (the "Source"). Our objectives are to develop and market a new brand of sparkling natural mineral water under the brand name "l' Eau de Montespan" as well as other beverage products, potentially a line of cosmetics products utilizing the mineral water drawn from the Source, and other related products and merchandise.


(2)  Summary of Significant Accounting Principles

Basis of presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. Results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended February 28, 2005.

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

Fair value of financial instruments - Fair value estimates, assumptions and methods used to estimate fair value of our financial instruments are made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts. We estimate that there are no material variations between fair value and book value of our financial assets or liabilities as of August 31, 2005 and 2005. The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and short-term notes payable approximate fair value due to the short-term nature of the instruments. Long-term liabilities are comprised of the convertible notes which approximate fair value based on borrowing rates available to the Company.

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

Property and equipment - All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $17,600, $4,257, $23,366, and $8,585 for the three and six month periods ended August 31, 2005 and 2004, respectively.

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

Revenue recognition - Revenue is recognized as services are rendered or products excess of the net carrying value, $17,734, was charged to loss on embedded derivative in the statement of operations.

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

Net loss per common share - We have presented net loss per common share pursuant to SFAS No. 128, "Earnings Per Share". Net loss per common share is based upon the weighted average number of outstanding common shares. Due to net losses in the years ended August 31, 2005 and 2005, the effect of the potential common shares resulting from convertible notes payable, stock options and warrants in those years were excluded, as the effect would have been anti-dilutive.

Recent Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 153, "Exchanges of Nonmonetary Assets," (SFAS No. 153). SFAS No. 153 amends Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions," to require exchanges of nonmonetary assets be accounted for at fair value, rather than carryover basis. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal years beginning after June 15, 2005. We do not routinely enter into exchanges that could be considered non-monetary, accordingly we do not expect the adoption of SFAS 153 to have a material impact on our consolidated financial statements.

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


(3)  Stockholders' Equity

We have authorized 100,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by our Board of Directors prior to issuance.

(4)  Income Taxes

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

Difficulties

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


(6)  Deferred Offering Costs and Deferred Financing Costs

We have incurred certain costs related to financing activities since inception. These costs consisted primarily of placement agent fees and commissions which are related to the placement of debt securities (deferred financing costs) and equity securities (deferred offering costs).

At August 31, 2005 and February 28, 2005, we had net deferred financing costs of $37,878 and $0, respectively. These costs were related to the placement of 12% convertible notes [Note 7] and will be amortized on a straight-line basis over the life of the debenture.

At August 31, 2005 and February 28, 2005, we had net deferred offering costs of $60,195 and $0, respectively. These costs were primarily related to a SEDA [Note 8] and will be offset against the proceeds of the offering, when consummated.

(7) Debt Financings

Short-Term Notes Payable- In fiscal 2005 we received a short-term loan from a third-party in the amount of approximately $29,000. This loan is payable on demand and carries no stated interest rate.

Secured Convertible Debentures- In August 2005, we issued a Secured Convertible Debenture in exchange for $150,000 in cash. This Debenture is due May 26, 2006 and carries an interest rate of 12%. In connection with the Debenture, we issued to Cornell Capital a warrant to purchase 1,250,000 shares of our common stock at an exercise price of $0.12 per share. The Debenture was issued to Cornell Capital Partners, LP ("Cornell Capital"). The Debenture is convertible into shares of our common stock at a conversion price of $0.0497 at the option of Cornell Capital. The conversion is subject to certain limitations including that Cornell Capital may not convert the Debenture for a number of shares in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of our common stock beneficially held by Cornell Capital to exceed 4.9% of our then outstanding common stock. Upon an uncured event of default, the conversion price for the Debenture would be reduced to $0.0124 per share. We are permitted to redeem all or a portion of the Debenture. In the event the closing bid price for our stock on a redemption date is greater than the Debenture's conversion price, we must pay a redemption premium of 20% of the amount redeemed in addition to such redemption costs.

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

We accounted for the embedded contingent call feature and the re-pricing of the conversion for the Debenture in the case of default in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock" which requires us to bifurcate and separately account for the embedded contingent call feature and the re-pricing of the conversion for the Debentures in the case of default as embedded derivatives contained in the Debentures. Pursuant to SFAS No. 133, we bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined to not be clearly and closely related to the debt host. The derivative liability related to the embedded contingent call and default re-pricing factors has been valued at $58,727 using the Black Scholes model.

The convertible Debentures are not considered to be conventional debt under EITF Issue No. 00-19 or SFAS No. 133. We therefore bifurcated the fair value of the embedded conversion features from the debt host and accounted for them as a derivative liability. The effect of this valuation was the creation of fair value of this conversion feature of $46,177.

The warrants issued in conjunction with the Debentures were valued and recorded as equity by us in accordance with EITF 00-19 and guidance described under SFAS No. 150 as we made the determination that the warrants were conventional. We have valued the warrants by using the Black-Scholes valuation model and accounted for the fair value of the warrants in relation to the debt host. This resulted in a fair value of the warrants of $62,810 which was allocated to Additional Paid In Capital and recorded as a discount to the Debentures. This discount is being amortized on a straight-line basis over the life of the Debentures which approximates the effective interest method.

We recorded the fair value of the embedded derivatives as either short-term or long-term liabilities (based on the underlying term of the Debentures) and as a discount to the Debentures to the extent there was a net carrying value for the Debentures, which resulted in a discount to the Debentures of $87,190. This discount is being amortized on a straight-line basis over the life of the Debentures which approximates the effective interest method. The amount in excess of the net carrying value, $17,714, was charged to loss on embedded derivative in the statement of operations.

(8)  Standby Equity Distribution Agreement ("SEDA")

On August 26, 2005, we entered into a SEDA with Cornell Capital. Pursuant to the SEDA, we may, at our discretion, periodically sell to Cornell Capital shares of our common stock for a total purchase price of up to $8,000,000.For each share of common stock purchased under the SEDA, Cornell Capital will pay us 96% of the lowest closing bid price of our common stock as quoted on the Over-the-Counter Bulletin Board ("OTC-BB") or other principal market on which our common stock is traded for the five days immediately following the date we deliver a notice requiring Cornell Capital to purchase our shares under the Standby Equity Distribution Agreement.

Cornell Capital's obligation to purchase shares of our common stock under the SEDA is subject to certain conditions, including but not limited to, our obtaining an effective registration statement for shares of common stock sold under the SEDA (the "Registration Statement") and our shares being listed for quotation on the Over-The-Counter Bulletin Board, and is limited to $300,000 per weekly advance.

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

We have agreed to pay Cornell Capital 5% of the gross proceeds that we receive from each advance under the SSEDA. We paid Yorkville Advisors Management, LLC a fee of $15,000 for structuring in connection with this transaction and $10,000 for due diligence expenses which have been recorded as deferred offering costs and will be offset against the proceeds of the offering, when consummated [Note 6]. In addition, we have issued to Cornell Capital warrants to purchase 500,000 shares of our common stock at an exercise price of $0.12 per share. The warrants issued in conjunction with the SEDA were valued and recorded as equity by us in accordance with EITF 00-19. In valuing these warrants, we elected to use the Black Scholes model. The effect of this valuation was the creation of fair value of the warrants of $32,317 which was allocated to APIC. The charges for the Common Stock, promissory notes and warrants have been recorded as deferred offering costs and will be offset against the proceeds of the offering, when consummated [Note 6].


(9)  Related Party Transactions

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

In July 2006, we entered into an amended and restated consulting agreement in connection with the services rendered by significant shareholder, Mr. Christophe Giovannetti. Mr. Giovannetti provided these services to us during the period from January 2001 through December 2005. The Company issued 6,653,000 shares of common stock to Mr. Giovannetti on July 11, 2005 as payment for these services. The shares were at the time of issuance, and are as of the balance sheet date, subject to restrictions on transferability. The issuance price of these shares was $0.816, based on a discount of 20% to the five-day trailing average price for our common stock on the OTC-BB as of July 11, 2005. We also recorded an additional charge of $135,487 in July 2005 related to this amended and restated agreement.


(10) Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalent accounts in financial institutions, which from time to time exceed Federal depository insurance coverage limits. At August 31, 2005, cash and cash equivalents did not exceed federally insured limits.


(11) Subsequent events

In October 2005, we issued a second secured convertible debenture in the principal amount of $150,000 to Cornell Capital and also amended and restated the August, 2005 debenture as to its maturity date, monthly payment schedule, reserved stock provisions and certain other provisions of the agreement.

In October 2005 we entered into a real estate purchase agreement with Christian Berthier (the "Berthier Agreement") to acquire the land where the Source is located for 2,150,000 euros. The Berthier Agreement expires on February 28, 2008.

In  December   2005,   the  Company  filed  an  Amendment  to  its  Articles  of
Incorporation increasing its authorized common stock from 100,000,000 to 500,000,000 shares, with no change to its par value.

In February 2006, we entered into an agreement with Cornell Capital pursuant to which we issued a third secured convertible debenture in the principal amount of $344,000. We also amended and restated the $300,000 Debentures to provide that the maturity dates of those two debentures to coincide with the repayment and amortization terms of third secured convertible debenture.

In March 2006 we entered into a bridge loan agreement with Portfolio Lenders II, LLC with gross proceeds of $100,000 for which we issued 100,000 warrants to the lender exercisable at $0.05 per share. The bridge loan was repaid in full in April, 2006.

During March and April 2006 we undertook a private placement to accredited investors of convertible debentures and warrants ("Units") for which we held four closings aggregating gross proceeds of $917,800. Poseidis issued (a) a total of $917,800 in principal amount of convertible debentures, (b) 2,753,400 warrants exercisable at 125% of the fair market value on the four respective closing dates (540,000 warrants at $ 0.086, 701,400 warrants at $0.078, 381,000 warrants  at $0.076,  and  1,131,000  warrants  at  $0.082),  and (c)  2,753,400 warrants exercisable at 145% of the fair market value on the four respective closing dates (540,000 warrants at $0.099, 701,400 warrants at $0.090, 381,000 warrants at $0.088, and 1,131,000 warrants at $0.095).

In March 2006 our consolidated subsidiary, Montespan SAS, entered into an amendment and restatement of Montespan's October 2005 real estate purchase agreement with Christian Berthier pertaining to approximately 5 acres in Theneuille, France where the natural mineral water spring is located. The purchase price for this property is 2,150,000 euros of which Montespan has paid 430,000 euros toward the total 2,150,000 euros purchase price as of July 31, 2006. In the agreement, Montespan agreed to pay Mr. Berthier at least 10,000 euros per month.

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

In July 2006 Poseidis issued a promissory note to Louis Pardo, a director, officer, and substantial stockholder of the Company, pursuant to which the Company obtained a loan in the principal amount of $30,000. This note bears interest at the rate of 9.25% per annum. The principal and accrued interest shall be paid in full on demand, not later than the fifth business day after written demand for repayment is received by the Company.

On July 19, 2006, the OTC-BB temporarily ceased quoting the Company's shares pending the completion of the audit of the Poseidis financial statements and the filing of the Company's Annual Report on Form 10-KSB for the year ended August 31, 2005. The Company's common stock has continued to be quoted through various market makers on the Pink Sheets Electronic Quotation Service published by the National Quotation Bureau under the symbol "PSED".

In July 2006 Poseidis entered into amended and restated consulting agreements with Louis Pardo, a director, officer and substantial stockholder in the Company, and Christophe Giovannetti, also a substantial stockholder of the Company, in order to address errors identified by the Company in the historical accounting treatment of consulting fees and the issuance of shares of Poseidis common stock to Mr. Pardo and Mr. Giovannetti under previously executed consulting agreements [Note 9].

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

In September 2006, the Company filed with the SEC amended quarterly reports on Form 10-QSB/A for the three-month period ended August 31, 2005 and for the three-month period ended November 30, 2005, and the Company also filed with the SEC the Company's annual report on Form 10-KSB for the fiscal year ended February 28, 2006. All three of these reports should be read in conjunction.


(12) Restatement We have restated our quarterly financial statements from amounts previously reported August 31, 2005. We have identified certain accounting errors related to (1) the accounting for certain debt financing conducted in August 2005 as well as certain compensatory warrants issued by the Company and (2) the accounting for the issuance of the Company's common stock in payment of certain accrued expenses.

We have determined that we had incorrectly recorded our debt obligations and associated warrants in conjunction with the issuance of the of the Company's 12% Secured Convertible Notes (the "Debentures") in August, 2005. Our analysis determined we needed to make restatements in the accounting for the Debentures related to (1) the valuation of several discrete elements of the Debentures and related warrants and (2) the costs incurred by the Company in conjunction with the issuance of the Debentures. The discrete elements of the Debentures consisted of the conversion features of the conversion price at issuance, the embedded contingent call feature and the re-pricing of the conversion for the debenture in the case of default. Note 7 was augmented to disclose the accounting treatment and financial impact of the discrete elements of the Debentures and related warrants. We are required to record these discrete elements at fair value with changes in the values of these derivatives reflected in the statement of operations as "Gain (loss) on derivative liability". The effect of the (non-cash) changes related to accounting separately for these derivative liabilities on the statement of operations for the three and six months ended August 31, 2005 was an increase in the net loss attributable to common shareholders of $17,714 for each period and on the balance sheet at August 31, 2005 was a corresponding increase to short term liabilities of $17,714. We also recorded the fair value of the warrants issued in conjunction with the Debentures. The effect of the (non-cash) changes related to accounting for the fair value of the related warrants on the balance sheet at August 31, 2005 was an increase to shareholders' equity of $62,810 and with a corresponding reduction in short term liabilities. There was no effect on the statement of operations for the three or six month periods ending August 31, 2005.

The costs incurred by the Company for the issuance of the Debentures have been capitalized as Deferred Financing Costs and will be amortized over the term of the Debentures. These costs were previously reflected as Professional Fees and expensed when incurred. In addition, we have capitalized certain costs incurred by the Company in conjunction with the Company's Standby Equity Distribution Agreement ("SEDA") as Deferred Issuance Costs which will be offset against the proceeds of the offering, when and as the SEDA is utilized. Note 6 was added to disclose the treatment of the costs incurred in connection with the Debentures and the SEDA. The effect of the (non-cash) changes related to accounting for the capitalization of costs incurred in connection with the Debentures and the SEDA on the statement of operations for the three and six months ended August 31, 2005 was a decrease in the net loss attributable to common shareholders of $98,073 in each period and on the balance sheet at August 31, 2005 was an increase in other assets of $98,073.

We have restated the accounting for the issuances of our common stock in payment of certain accrued expenses for consulting services provided to the Company by its Chief Executive Officer and by a stockholder who is the beneficial owner of more the five percent of the Company's common stock. Note 9 was added to disclose the treatment of these transactions. The effect of the (non-cash) changes related to accounting for these stock issuances on the statement of operations for the three and six months ended August 31, 2005 was an increase in the net loss attributable to common shareholders of $135,487 in each period and on the balance sheet at August 31, 2005 was a decrease in current liabilities of $950,282 and a corresponding net increase in shareholders' equity of $950,282. The number of shares of our common stock outstanding as of August 31, 2005 was also changed to reflect the issuance of the 13,306,000 shares as well as some minor amount of share issuances that were previously recorded as issuances in the quarter ended November 30, 2005. The number of common shares outstanding at August 31, 2005 was increased by 14,971,472 shares to 65,995,800. The weighted average number of shares outstanding for the three months ended August 31, 2005 increased by 8,826,505 shares to 50,735,669 shares and for the six months ended August 31, 2005 by 5,161,445 shares to 50,487,553 shares.












                [Balance of this page intentionally left blank.]

Item 2. Management's Discussion and Analysis


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

     Forward-looking statements are based on management's current views and assumptions and involve unknown risks that could cause actual results, performance or events to differ materially from those expressed or implied in those statements. These risks include, but are not limited to, the risks set forth under the caption "Risk Factors." Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

     Information included or incorporated by reference in this report may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this report and appearing in our annual report filed on Form 10-KSB for the fiscal year ended February 28, 2006 and in our quarterly report filed on Form 10-QSB/A for the three months ended November 30, 2005.

DISCUSSION AND ANALYSIS

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

     In that regard, the Company incorporated Poseidis, SAS under French corporate law as a wholly-owned subsidiary in Theneuille, France in April 2003 for the purpose of establishing a manufacturing facility to exploit the spring. At the same time, a twenty year lease was purchased by Poseidis, SAS, granting it an exclusive right to exploit the spring. Additionally, it purchased equipment to be used in connection with exploitation of the spring and the results of significant research already conducted at the site. Commercial exploitation of the spring is not expected before the second half of 2005.

     The Company maintains its executive offices at 222 Lakeview Ave., PMB 160, West Palm Beach, FL 33401, telephone: (305) 428-3757.

Results of Operations For the Three Months Ended August 31, 2005 and 2004.

Financial Condition, Capital Resources and Liquidity

     For the three months ended August 31, 2005 and 2004 the Company recorded revenues of $0 and $0 respectively. The Company has no ongoing business generating revenues.

     For the three months ended August 31, 2005 and 2004 the Company paid consulting fees of $242,300 and $179,200 respectively.

     For the three months ended August 31, 2005 and 2004 the Company had, on a consolidated basis, general and administrative expenses of $94,300 and $246,200, respectively.

     For the three  months  ended August 31, 2005 and 2004 the Company had, on a
consolidated   basis,   total  operating   expenses  of  $419,100  and  $461,200
respectively.

Net Losses

     For the three months ended August 31, 2005 and 2004, the Company reported a net loss from operations of $603,700 and $461,200 respectively.

Results of Operations For the Six Months Ended August 31, 2005 and 2004

Financial Condition, Capital Resources and Liquidity

     For the six months ended August 31, 2005 and 2004 the Company recorded revenues of $0 and $0 respectively. The Company has no ongoing business generating revenues.

     For the six months ended August 31, 2005 and 2004 the Company paid consulting fees of $300,600 and $2,388,800 respectively.

     For the six months ended August 31, 2005 and 2004 the Company had, on a consolidated basis, general and administrative expenses of $166,800 and $374,800 respectively.

     For the six months  ended  August 31, 2005 and 2004 the  Company  had, on a
consolidated   basis,  total  operating  expenses  of  $585,500  and  $2,808,800 respectively.

Net Losses

     For the six months ended August 31, 2005 and 2004, the Company reported a net loss from operations of $770,400 and $2,711,100 respectively.

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

     On August 26, 2005, we entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell Capital Partners, LP ("Cornell Capital"), pursuant to which we may, at our discretion, periodically sell to Cornell Capital shares of our common stock for a total purchase price of up to $8,000,000. For each share of common stock purchased under the SEDA, Cornell Capital will pay us 96% of the lowest closing bid price of our common stock as quoted on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the date we deliver a notice requiring Cornell Capital to purchase our shares under the SEDA.

     Cornell Capital's obligation to purchase shares of our common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including but not limited to, our obtaining an effective registration statement for shares of common stock sold under the SEDA (the "Registration Statement") and our shares being listed for quotation on the Over-The-Counter Bulletin Board, and is limited to $300,000 per weekly advance.

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

     We have agreed to pay the placement agent a fee of $10,000 in our common stock under a placement agent agreement relating to the SEDA. These shares will be issued upon our obtaining shareholder approval and filing an amendment to our Certificate of Incorporation to increase our authorized common stock as described above and will be at a price per share that is the lowest closing bid price of our common stock, as quoted by Bloomberg LP during the five trading days immediately preceding the filing of the amendment to our Certificate of Incorporation.

Securities Purchase Agreement

     On August 26, 2005, we entered into a Securities Purchase Agreement with Cornell Capital pursuant to which we issued a secured convertible debenture in the principal amount of $150,000 (the "First Debenture"). Upon the satisfaction of certain conditions (including the shareholder approval and amendment to our Certificate of Incorporation as described above and the preparation of a registration statement (the "Debenture Registration Statement") covering the shares of our common stock issuable upon conversion of the Debenture), we will issue a second debenture in the principal amount of $150,000 to Cornell Capital (the "Second Debenture" and collectively with the First Debenture the "Debentures"). The Debentures have a nine-month term and accrue interest at 12% per year.

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

Employees

     At August 31, 2005, the Company had one (1) part-time employee. The Company anticipates that it will rely greatly on the management skills of Louis Pardo and Bernard Bouverot.

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

     Our operations since inception in 1998 have not generated a profit. We generated a net loss of $793,520 during the year ended February 28, 2004, a net loss of $3,294,210 during the year ended February 28, 2005, and a net loss of $603,745 for the six months ended August 31, 2005.

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

Item 3. Controls and Procedures

     (a) Disclosure controls and procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, have determined that the disclosure controls and procedures under rule 13a-15(e) and rule 15d-15(e) of the Securities Exchange Act of 1934 are ineffective at the end of the fiscal quarter covered by this report. Specifically, we identified deficiencies in our internal controls and disclosure controls related to the accounting for (1) convertible debt with conversion features contingent upon future prices of our stock and convertible debt with detachable warrants, primarily with respect to accounting for derivative liabilities in accordance with EITF 00-19 and SFAS 133 and (2) certain issuances of our common stock.

     (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the fiscal quarter covered by this report, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the fiscal quarter covered by this report, we have undertaken improvements to our internal controls in an effort to remediate these deficiencies through the following efforts: 1) engaging a qualified, experienced Chief Financial Officer as of January 12, 2006; 2) implementing a review of all convertible securities to identify any securities that are not conventional convertible securities; and 3) periodic reconciliations of our common stock transactions with our stock transfer agent to assure accurate and timely recording of common stock issuances. We believe we have remediated the material weakness in internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures by conducting a review of our accounting treatment of our financing transactions and for issuances of common stock and correcting our method of accounting for such transactions.



                                     PART II

Item 1. Legal Proceedings

     The Company has no material legal proceedings.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     During the three months ended August 31, 2005 the Company issued a total of 14,079,520 shares of restricted, unregistered common stock: 188,397 shares for cash proceeds in the amount of $16,420, 585,123 shares for services provided with a value of $51,594 and 13,306,000 shares in payment for accrued expenses with a value of $1,085,770. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D and/or Regulation S promulgated thereunder. These transactions did not involve a public offering and were exempt from registration.


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

10.15       *  Amended and  Restated  Consulting  Agreement  dated July 27, 2006 between Poseidis, Inc. and Louis Pardo

10.16       *  Amended and  Restated  Consulting  Agreement  dated July 27, 2006 between Poseidis, Inc. and Christophe Giovannetti

31.1        *  Certification by Chief Executive  Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2        *  Certification of Chief Financial  Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1        *  Certification  by Chief Executive  Officer  pursuant to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

32.2        *  Certification  by Chief Financial  Officer  pursuant to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

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

                                 Poseidis, Inc.
                                  (Registrant)



                                 By:/s/Louis Pardo
                                   -------------------------------------------
Dated:  September 13, 2006          Louis Pardo, Chief Executive Officer
                                     and President



                                 By: /s/John J. McGovern
                                   -------------------------------------------
Dated: September 13, 2006           John J. McGovern, Chief Financial Officer
                                     Executive Vice President and Treasurer
                                     (Principal Financial Officer
                                         And Principal Accounting Officer)