Form 10QSB/A
period 2005-11-30
POSEIDIS INC
filed 2006-09-14
CIK 1088399

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

For the quarterly period ended: November 30, 2005


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 30, 2005 the issuer had 65,995,800 shares of common stock, $0.0001 par value per share, outstanding.



Transitional Small Business Disclosure Format: Yes [_] No [X]

                       Statement Regarding This Amendment

     We are amending our Form 10-QSB for the quarter ended November 30, 2005, previously filed on January 24, 2006. We have identified certain accounting errors related to (1) the accounting for certain debt financing conducted by Poseidis, Inc. (the "Company" or "we") in August and October 2005 as well as certain compensatory warrants issued by the Company and (2) the accounting for the issuance of the Company's common stock in payment of certain accrued expenses.

     We have performed an analysis of our existing debt agreements and have concluded that we incorrectly recorded our debt obligations and associated warrants in conjunction with the issuance of the of the Company's 12% Secured Convertible Notes (the "Debentures"). Our analysis determined we needed to make restatements in the accounting for the aforementioned debt financings conducted by the Company in August 2005 related to (1) the valuation of several discrete elements of the Debentures and related warrants and (2) the costs incurred by the Company in conjunction with the issuance of the Debentures. Accordingly, we have also filed an amendment to our Form 10-QSB for the three and nine month periods ended November 30, 2005.

     The discrete elements of the Debentures consisted of the conversion features at issuance, the embedded contingent call feature and the adjustment of the conversion price of the Debenture in the case of default. Also required was a fair market valuation of the warrants.

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

     We recorded the fair value of the embedded derivatives as either short-term or long-term liabilities (based on the underlying term of the Debentures) and as a discount to the Debentures to the extent there was a net carrying value for the Debentures. This discount is being amortized on a straight-line basis over the life of the debenture which approximates the effective interest method. The amount in excess of the net carrying value was charged to loss on embedded derivative in the statement of operations.

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

     The restatements in the accounting for the issuances of the Company's common stock in payment of certain accrued expenses relate to the corrections of errors in the Company's accounting for the issuance of 13,306,000 shares of common stock as payment for consulting services provided to the Company by its Chief Executive Officer and by a stockholder who is the beneficial owner of more the five percent of the Company's common stock. The stock issuance has been reflected in the financial results for the fiscal quarter ended August 31, 2005 and is now accounted for as a payment of accrued expenses as these expenses had been previously accrued by the Company. The stock issuance was previously recorded in the fiscal quarter ended November 30, 2005 and was accounted for as a consulting fee expense. This expense has been reversed in the restated financial statements for the fiscal quarter ended November 30, 2005. The Company has entered into an amended and restated consulting agreement with each of these individuals to provide for these corrections and other relevant matters.

     In addition, we have corrected the weighted average number of shares of our common stock used for calculating our earnings per share for the three and six month periods ended November 30, 2005. We have also included a statement of risk factors and inception to date results in accordance with FAS 7: "Accounting and Reporting by Development Stage Enterprises" (as amended). In this amended Form 10-QSB, we have also included a footnote to the financial statements, Note 13, which details the effect of these restatement adjustments on our financial statements for the quarter and nine month periods ended November 30, 2005 and we have amended and updated Part I, Item 3.

     In all other material respects, this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB previously filed by us on January 24, 2006. This amendment should also be read in conjunction with our Annual Report on Form 10-KSB for the fiscal year ended February 28, 2006 and our Amended Quarterly Report on Form 10-QSB/A for the quarter ended August 31, 2005.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

      Consolidated Balance Sheets............................................ 6
      Consolidated Statements of Operations and Comprehensive Income (Loss).. 7
      Consolidated Statements of Stockholders' Equity (Deficiency)........... 8
      Consolidated Statements of Cash Flows..................................12
      Notes to Consolidated Financial Statements.............................13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS................................23

ITEM 3. CONTROLS AND PROCEDURES..............................................41



                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS....................................................41

ITEM 2. UREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...........42

ITEM 3. DEFAULTS UPON SENIOR SECURITIES......................................42

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................42

ITEM 5. OTHER INFORMATION....................................................42

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................................42

                         Poseidis, Inc. and Subsidiaries
                           (Development Stage Company)
                           Consolidated Balance Sheets
                                                               November 30, 2005     February 28,
                                                                                         2005
                                                                  (Unaudited)
                                                              ------------------  -----------------
                ASSETS
CURRENT ASSETS
   Cash                                                       $           21,703  $           1,051
   VAT taxes receivable                                                   19,720             39,750
                                                              ------------------  -----------------
           Total Current Assets                                           41,423             40,801
                                                              ------------------  -----------------
PROPERTY AND EQUIPMENT
   Land                                                                   36,127             40,863
   Land improvements                                                     133,969            151,530
   Furniture and fixtures                                                 20,625             22,705
   Equipment                                                              27,653             30,806
                                                              ------------------  -----------------
      Subtotal Property and Equipment                                    218,374            245,904
      Less: Accumulated depreciation                                     (51,668)          (37,144)
                                                              ------------------  -----------------
            Net Property and Equipment                                   166,706            208,760
                                                              ------------------  -----------------
OTHER ASSETS
  Deferred financing costs,
  Deferred offering costs                                                 62,084                  -
  Deposits                                                                24,407             35,889
                                                              ------------------  -----------------
            Total Other Assets                                           143,146             35,889
                                                              ------------------  -----------------
Total Assets                                                  $          351,275  $         285,450
                                                              ==================  =================
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                           $          155,137  $         188,667
   Accrued expenses                                                      337,869            887,238
   Accrued salaries/payroll taxes                                         11,536             26,719
   Current portion of long term debt, less debt
     discount of $157,839                                                 33,070                  -
   Derivative liability                                                  143,251                  -
   Short-term loan                                                       29,009              29,009
                                                              ------------------  -----------------
            Total Current Liabilities                                    709,870          1,131,633
                                                              ------------------  -----------------
LONG TERM LIABILITIES
  Secured convertible debentures, less debt
     discount of $90,194                                                  18,897                  -
  Derivative liability                                                    81,858                  -
                                                              ------------------  -----------------
            Total Long Term Liabilities                                  100,755                  -
                                                              ------------------  -----------------
Total Liabilities                                                        810,625          1,131,633
                                                              ------------------  -----------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized
     10,000,000 shares; none issued                                                      -                   -

   Common stock, $0.0001 par value, authorized
     100,000,000 shares;  65,995,800 and 51,761,881
     issued and outstanding at November 30, 2005 and
     February 28, 2005, respectively                                       6,600               5,176

   Additional paid-in capital                                          7,179,579          5,947,965
   Accumulated comprehensive income (loss)                               (12,402)           (16,770)
   Deficit accumulated during the development stage                   (7,633,127)        (6,782,554)
                                                              ------------------  -----------------
            Total Stockholders' Equity (Deficiency)                     (459,350)          (846,183)
                                                              ------------------  -----------------
Total Liabilities and Stockholders' Equity (Deficiency)       $          351,275  $         285,450
                                                              ==================  =================

    The accompanying notes are an integral part of these financial statements

                         Poseidis, Inc. and Subsidiaries
                           (Development Stage Company)
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (Unaudited)

                                             Cumulative from
                                                 Inception        3 months Ended November 30,       9 months Ended November 30,
                                            (June 10, 1998) to   -----------------------------     -----------------------------
                                             November 30, 2005         2005         2004              2005              2004
                                             ----------------   ---------------- --------------  ---------------   --------------
REVENUES                                     $        557,012   $             -               -  $             -   $            -
                                             ----------------   ---------------- --------------  ---------------   --------------
OPERATING EXPENSES
   General and administrative                       1,737,399          (50,798)          30,836          116,016          405,629
   Salaries                                            86,747                -           35,907                -           43,532
   Consulting fees                                  5,311,374          125,485          155,792          426,099        2,544,572
   Depreciation                                        75,053            4,891            6,251           28,257           48,094
   Professional fees                                  877,332          171,996           19,085          266,744           14,836
                                             ----------------   --------------   --------------  ---------------   --------------
          Total operating expenses                  8,087,904          251,574          247,871          837,115        3,201,744
                                             ----------------   --------------   --------------  ---------------   --------------
Operating (loss)                                   (7,530,892)        (251,574)        (247,871)        (837,115)      (3,201,744)

OTHER INCOME (EXPENSE)
   Interest expense                                   (49,624)         (46,149)               -          (46,638)               -
   Loss on derivative liability                             -          (17,714)               -                -                -
   Amortization of deferred financing costs            (5,854)          (5,854)               -           (5,854)               -
   Bad debt expense                                   (93,806)               -                -                -          (98,005)
   Loss on fixed asset abandonment                    (23,769)               -                -                -                -

   Foreign currency transaction gain                   22,916                -                -                -                -
Gain on debt forgiveness                               35,117                -                -                -                -
Gain on bankruptcy of subsidiary                       12,721                -                -                -                -
                                             ----------------   --------------   --------------  ---------------   --------------
          Total other (expense)                      (102,299)         (34,289)               -          (52,492)         (98,005)

Net (loss) before minority interest                (7,633,191)        (285,863)        (247,871)        (889,607)      (3,154,668)

Minority interest in (loss) of
consolidated subsidiaries                                  65                -                -                -                -
                                             ----------------   --------------   --------------  ---------------   --------------
Net (loss)                                         (7,633,126)        (285,863)        (247,871)        (889,607)      (3,154,668)

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain (loss)           (12,401)          51,449           1,757             4,368            19,168
                                             ----------------   --------------   --------------  ---------------   --------------

Comprehensive (loss)                               (7,645,527)  $     (234,414) $     (246,114)  $      (885,239)      (3,135,500)
                                             ================   ==============  ==============   ===============   ==============

Net (loss) per common share -
  basic and diluted                                             $        (0.01) $        (0.01)  $         (0.02)  $        (0.06)
                                                                ==============  ==============   ===============   ==============

Weighted average number of shares                                   65,995,800      49,856,471        59,085,344       49,804,481
                                                                ==============  ==============   ===============   ==============


    The accompanying notes are an integral part of these financial statements

                         Poseidis, Inc. and Subsidiaries
                          (Development Stage Company)
                    Consolidated Statements of Stockholders'
              Equity (Deficiency) For the period from June 10, 1998
              (inception of development stage) to November 30, 2005


                                                                                    Additional
                                                           Number        Common       Paid-in
                                                         of Shares       Stock        Captial
                                                        -------------  ----------- --------------
Issuance of shares for services at inception-June
10, 1998 at par of $0.0001 per share                        1,000,000  $       100 $            -
  1st Quarter - Shares issued for cash                      1,000,000          100          9,900
  2nd Quarter - Shares issued for cash                         50,000            5         49,995
   Net (loss)                                                       -            -              -
                                                        -------------  ----------- --------------
Balance as of February 28, 1999                             2,050,000          205         59,895
   Net (loss)                                                       -            -              -
                                                        -------------  ----------- --------------
Balance as of February 29, 2000                             2,050,000          205         59,895
  1st Quarter - Shares issued to pay accrued                   13,500            1          3,384
expenses
  1st Quarter - Common stock contributed                   (1,000,000)       (1000)           100
  1st Quarter - 16 for 1 forward split                     15,912,500        1,592         (1,592)
  1st Quarter - Reverse merger                             23,100,000        2,310        190,800
  1st Quarter - Shares issued for services                  1,900,000          190              -
  1st Quarter - Stock subscription receivable                 150,000           15        149,985
  2nd Quarter - Stock subscriptions received                        -            -              -
  2nd Quarter - Shares issued for services                    200,000           20        199,980
  2nd Quarter - Shares issued to acquire minority
interest in subsidiary                                      5,000,000          500         56,210
  3rd Quarter - Shares issued for services                    990,000           99        232,551
   Other comprehensive income (loss)                                -            -              -
Net loss                                                            -            -              -
                                                        -------------  ----------- --------------
BALANCE, February 28, 2001                                 48,316,000        4,832        891,313
  1st Quarter - 1 for 10 reverse split                              -       (4,350)         4,350
                                                           43,484,399
  2nd Quarter - Shares issued for cash                        100,189           10        100,179
  2nd Quarter - Shares issued for services                     16,426            2         16,424
  2nd Quarter - Stock subscriptions receivable                 76,712            8         76,704
  3rd Quarter - Common stock cancelled                       (569,600)         (57)            57
  3rd Quarter - Stock subscriptions received                        -
  3rd Quarter - Stock subscriptions receivable                  7,813            1          9,765
  3rd Quarter - Shares issued for cash                          4,894            1          8,564
  3rd Quarter - Shares issued for services                      8,533            1         14,932
  4th Quarter - Stock subscriptions received
  4th Quarter - Shares issued for cash                         24,084            2         42,145
  Other comprehensive income (loss)                                 -            -              -
Net loss                                                            -            -              -
                                                        -------------  ----------- --------------
BALANCE, February 28, 2002                                  4,500,652          450      1,164,432
   1st Quarter - 1 for 10 reverse split                    (4,054,058)        (405)           405
   1st Quarter - Shares issued for services                 1,969,784          197      1,029,793
   1st Quarter - Shares issued for cash                         3,887            -          8,745
   1st Quarter - Shares issued to pay accrued               1,080,000          108        134,892
                  expenses


                                  (Continued)

                         Poseidis, Inc. and Subsidiaries
                          (Development Stage Company)
                    Consolidated Statements of Stockholders'
              Equity (Deficiency) For the period from June 10, 1998
              (inception of development stage) to November 30, 2005
                                  (Continued)

      Stock        Cumulative                         Total
  Subscription    Translation     Accumulated     Stockholders
   Receivable      Adjustment       Deficit          Equity
--------------- -------------- ---------------- ---------------

$             - $            - $              - $           100
              -              -                -          10,000
              -              -                -          50,000
              -                          (8,743)         (8,743)
--------------- -------------- ---------------- ---------------
              -                          (8,743)         51,357
              -                          (2,901)         (2,901)
--------------- -------------- ---------------- ---------------
              -                         (11,644)         48,456
              -                               -           3,385

              -                               -               -
              -                               -               -
              -                               -         193,110
              -                               -             190
       (150,000)                              -               -
        150,000                               -         150,000
              -                               -         200,000

              -              -                -          56,710
              -              -                -         232,650
              -        (11,637)               -         -11,637
              -              -         -864,247        -864,247
--------------- -------------- ---------------- ---------------
              -        (11,637)        (875,891)          8,617
              -              -                -               -

                                                        100,189
                                                         16,426
        (76,712)                                              -
              -              -                -               -
          76712                                          76,712
         (9,766)                                              -
                                                          8,565
                                                         14,933
           9766                                           9,766
                                                         42,147
              -         (7,689)               -          (7,689)
              -              -         (473,929)       (473,929)
--------------- -------------- ---------------- ---------------
              -        (19,326)      (1,349,820)       (204,264)
              -              -                -               -
              -              -                -       1,029,990
                                                          8,745
              -              -                -         135,000


                                  (Continued)

                         Poseidis, Inc. and Subsidiaries
                          (Development Stage Company)
                    Consolidated Statements of Stockholders'
              Equity (Deficiency) For the period from June 10, 1998
              (inception of development stage) to November 30, 2005
                                  (Continued)

                                                                                    Additional
                                                           Number        Common       Paid-in
                                                         of Shares       Stock        Captial
                                                        -------------  ----------- --------------
   1st Quarter - Shares issued to settle short-term           864,000           86        107,914
                 debt
   1st Quarter - Shares issued for stock
                 subscriptions receivable                     800,000           80         99,920
   2nd Quarter - Stock subscription received                        -            -              -
   3rd Quarter - Shares issued for cash                         2,705            -          9,468
   4th Quarter - stock subscriptions received
   4th Quarter - Shares issued for cash                        35,062            4        122,713
   Other comprehensive (loss)                                       -            -              -
Net (loss)                                                          -            -              -
                                                        -------------  ----------- --------------
ENDING BALANCE, February 28, 2003                           5,202,032          520      2,678,282
   1st Quarter - Shares issued for services                   100,000           10              0
   1st Quarter - Shares issued for cash                        42,224            4        152,314
   2nd Quarter - Shares issued for cash                        13,991            1         52,465
   4th Quarter - Shares issued for services                   184,316           19        128,682
   4th Quarter - Shares issued for cash                        41,573            4        155,895
   Other comprehensive (loss)                                       -            -              -
Net (loss)                                                          -            -              -
                                                        -------------  ----------- --------------
ENDING BALANCE, February 29, 2004                           5,584,136          558      3,167,638
   1st Quarter - Forward split - 8 for 1                   39,295,606        3,930         (3,930)
   1st Quarter - Shares issued for services                 1,614,861          162      2,244,084
   1st Quarter - Shares issued for cash                        93,225            9        116,522
   2nd Quarter - Shares issued for services                   117,704           12        147,118
   2nd Quarter - Shares issued for cash                        83,069            8        103,828
   3rd Quarter - Forward split - 11 for 10                  4,679,008          468           (468)
   3rd Quarter - Shares issued for services                   113,043           11         15,673
   3rd Quarter - Shares issued for cash                        12,944            1         23,145
   4th Quarter - Shares issued for services                   168,285           17         95,322
   Other comprehensive (loss)                                       -            -              -
Net (loss)                                                          -            -              -
                                                        -------------  ----------- --------------
ENDING BALANCE, February 28, 2005                          51,761,881        5,176      5,908,932
    1st Quarter - Shares issued for cash                      154,399           16         23,144
    2nd Quarter - Shares issued for services                  585,123           58         51,536
    2nd Quarter - Shares issued for cash                      188,397           19         16,401
    2nd Quarter - Shares issued to pay accrued
                  expenses                                 13,306,000        1,331      1,084,439
    2nd Quarter - Intrinsic value of warrants issued
                  with convertible debentures                       -            -         62,810
    2nd Quarter - Intrinsic value of warrants issued
                  with SEDA                                         -            -         32,317
    Other comprehensive (loss)                                      -            -              -
   Net (loss)                                                       -            -              -
                                                        -------------  ----------- --------------
ENDING BALANCE, November 30, 2005
(Unaudited)                                                65,995,800  $     6,600 $    7,179,579
                                                        =============  =========== ==============

                                  (Continued)

                         Poseidis, Inc. and Subsidiaries
                          (Development Stage Company)
                    Consolidated Statements of Stockholders'
              Equity (Deficiency) For the period from June 10, 1998
              (inception of development stage) to November 30, 2005
                                  (Continued)

      Stock        Cumulative                         Total
  Subscription    Translation     Accumulated     Stockholders
   Receivable      Adjustment       Deficit          Equity
---------------- -------------- ---------------- ---------------
               -              -                -         108,000

        (100,000)             -                -               -

          50,000              -                -          50,000
               -              -                -           9,468
           50000                                          50,000
                                                         122,717
               -         (2,609)               -          (2,609)
               -              -       (1,305,971)     (1,305,971)
 --------------- -------------- ---------------- ---------------
               -        (21,935)      (2,655,791)          1,076
                                                              10
                                                         152,318
                                                          52,466
               -              0                -         128,701
               -              0                -         155,899
               -          6,034                -           6,034
               -              0         (793,520)       (793,520)
 --------------- -------------- ---------------- ---------------
               -        (15,901)      (3,449,311)       (297,016)
               -              -                -               -
               -              -                -       2,244,246
               -              -                -         116,531
                                                         147,130
                                                         103,836
               -              -                -               -
               -              -                -          15,684
               -              -                -          23,146
                                                          95,339
               -          (869)                -            (869)
               -              -       (3,294,210)     (3,294,210)
 --------------- -------------- ---------------- ---------------
               -        (16,770)      (6,743,521)       (846,183)
               -                                          23,160
               -                                          51,594
                                                          16,420
               -
                                                       1,085,770
               -
                                                          62,810
               -
                                                          32,317
               -

               -          4,368                            4,368
               -                        (889,607)       (889,607)
 --------------- -------------- ---------------- ---------------
 $             - $     (12,402) $     (7,633,127)$      (459,350)
 =============== ============== ================ ===============


    The accompanying notes are an integral part of these financial statements

                         Poseidis, Inc. and Subsidiaries
                          (Development Stage Companies)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  Cumulative from
                                                                     Inception           9 months Ended November 30,
                                                                  June 10, 1998) to      -----------------------------
                                                                  November 30, 2005         2005              2004
                                                                  ----------------     ---------------   --------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net (loss)                                                        $     (7,633,126)    $      (889,607)  $   (3,154,668)
Adjustments to reconcile net (loss) to net cash
          used for development activities
   Stock issued for services                                             4,223,051             372,239        2,489,930
   Depreciation and Amortization                                            80,907              34,111           14,386
Debt forgiveness                                                           (35,117)                  -                -
Non-cash interest expense                                                   39,886              39,886                -
Loss on derivative liability                                                     -                   -                -
Minority interest in consolidated subsidiaries' income                         (65)                  -                -
Gain on bankruptcy of subsidiary                                           (12,721)                  -                -
   Bad debt expense                                                        123,806                   -           98,005
   Loss on fixed asset abandonment                                          23,769                   -                -
Change in assets and liabilities
   (Increase) decrease in deferred costs                                   (79,398)            (79,398)               -
   (Increase) decrease in other assets                                     (24,407)             11,482            7,450
   Increase (decrease) in accounts payable                                 155,137             (33,530)         182,048
   Increase (decrease) in accrued expenses                               1,078,852             193,512          243,157
   Increase (decrease) in accrued salaries/payroll taxes                    11,536             (15,183)          18,853
   Increase (decrease) in VAT payable/receivable                           (19,720)             20,030          (21,696)
                                                                  ----------------     ---------------   --------------
Net cash (used) by development activities                               (2,067,610)           (346,458)        (122,535)
                                                                  ----------------     ---------------   --------------
CASH FLOW FROM INVESTING ACTIVITIES:
   Deposit on land and land improvements                                   (34,796)                  -                -
   Purchase of property and equipment                                     (210,901)                  -         (149,576)
                                                                  ----------------     ---------------   --------------
Net cash (used) by investing activities                                   (245,697)                  -         (149,576)
                                                                  ----------------     ---------------   --------------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from short-term loans                                          170,804                   -           29,009
   Repayment of short-term loan                                            (93,890)                  -                -
   Stock sold for cash                                                   1,379,830              39,580          240,298
   Cash acquired in reverse merger                                          51,841                   -                -
   Receipt of stock subscriptions                                          490,000                   -                -
   Increase (decrease) of bank overdraft                                    35,946                   -                -
   Proceeds from secured convertible debentures                            300,000             300,000                -
                                                                  ----------------     ---------------   --------------
Net cash provided by financing activities                                2,334,531             339,580          269,307
                                                                  ----------------     ---------------   --------------
Effect of exchange rates on cash                                               479              27,530            7,960
                                                                  ----------------     ---------------   --------------
Net increase in cash                                                        21,703              20,652            5,156

CASH, beginning of period                                                        -               1,051           30,788
                                                                  ----------------     ---------------   --------------

CASH, end of period                                               $         21,703     $        21,703   $       35,944
                                                                  ================     ===============   ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Non-Cash Financing Activities:
     Common stock issued to pay accrued expenses                  $        765,125     $       765,125   $            -
                                                                  ================     ===============   ==============
     Common stock issued to pay short term debt                   $        108,000     $             -   $            -
                                                                  ================     ===============   ==============

    The accompanying notes are an integral part of these financial statements

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

Fair value of financial instruments - Fair value estimates, assumptions and methods used to estimate fair value of our financial instruments are made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts. We estimate that there are no material variations between fair value and book value of our financial assets or liabilities as of November 30, 2005. The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and short-term notes payable approximate fair value due to the short-term nature of the instruments. Long-term liabilities are comprised of the convertible notes which approximate fair value based on borrowing rates available to the Company.

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

Property and equipment - All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $4,891, $6,251, $28,257 and $48,094 for the three and nine month periods ended November 30, 2005 and 2004, repectively.

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

Net loss per common share - We have presented net loss per common share pursuant to SFAS No. 128, "Earnings Per Share". Net loss per common share is based upon the weighted average number of outstanding common shares. Due to net losses in the three and nine month periods ended November 30, 2005 and 2004, the effect of the potential common shares resulting from convertible notes payable, stock options and warrants in those years were excluded, as the effect would have been anti-dilutive.

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

At November 30, 2005 and February 28, 2005, we had net deferred financing costs of $56,655 and $0, respectively. These costs were related to the placement of 12% convertible notes [Note 7] and are being amortized on a straight-line basis over the life of the debenture. We recorded amortization expense related to deferred financing totaling $5,854 for the cumulative period from inception (June 10, 1998) to November 30, 2005 and the three and nine month periods ended November 30, 2005.

At November 30, 2005 and February 28, 2005, we had net deferred offering costs of $62,084 and $0, respectively. These costs were primarily related to a SEDA [Note 8] and will be offset against the proceeds of the offering, when consummated.

(7)  Debt Financings

Short-Term Notes Payable - In fiscal 2005 we received a short-term loan from a third-party in the amount of approximately $29,000. This loan is payable on demand and carries no stated interest rate.

Convertible Debentures - In each of August 2005 and October 2005, we issued Secured Convertible Debentures in exchange for $150,000 in cash each. The terms of these Debentures were amended and restated in October, 2005. In connection with the Debentures, we issued to Cornell Capital a warrant to purchase 1,250,000 shares of our common stock at an exercise price of $0.12 per share.

These Debentures are due March 31, 2007, and carry an interest rate of 12%. The Debentures were issued to Cornell Capital Partners, LP ("Cornell Capital"). The Debentures are convertible into shares of our common stock at a conversion price of $0.0497 at the option of Cornell Capital. The conversion is subject to certain limitations including that Cornell Capital may not convert the Debentures for a number of shares in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of our common stock beneficially held by Cornell Capital to exceed 4.9% of our then outstanding common stock. Upon an uncured event of default, the conversion price for the Debentures would be reduced to $0.0124 per share. We are permitted to redeem all or a portion of the Debentures. In the event the closing bid price for our stock on a redemption date is greater than the Debenture's conversion price, we must pay a redemption premium of 20% of the amount redeemed in addition to such redemption costs. Commencing April 24, 2006, we are required to make monthly payments of the remaining principal balance at the rate of $27,272.73 plus accrued interest.

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

We accounted for the embedded contingent call feature and the re-pricing of the conversion for the Debenture in the case of default in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock" which requires us to bifurcate and separately account for the embedded contingent call feature and the re- pricing of the conversion for the Debentures in the case of default as embedded derivatives contained in the Debentures. Pursuant to SFAS No. 133, we bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined to not be clearly and closely related to the debt host. The derivative liability related to the embedded contingent call and default re-pricing factors has been valued at $132,755 using the Black Scholes model.

The convertible Debentures are not considered to be conventional debt under EITF Issue No. 00-19 or SFAS No. 133. We therefore bifurcated the fair value of the embedded conversion features from the debt host and accounted for them as a derivative liability. The effect of this valuation was the creation of fair value of this conversion feature of $92,354.

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

We recorded the fair value of the embedded derivatives as either short-term or long-term liabilities (based on the underlying term of the Debentures) and as a discount to the Debentures to the extent there was a net carrying value for the Debentures, which resulted in a discount to the Debentures of $225,109. This discount is being amortized on a straight-line basis over the life of the debenture which approximates the effective interest method. In revaluing the fair value of the embedded derivatives, we recognized a gain on embedded liability of $17,714 in the quarter ended November 30, 2005.

Long Term Debt

At November 30, 2005 long-term debt consisted of the following:

                                                               November 30, 2005

Convertible  Debentures  due  March 31,  2007  with  monthly payments  $27,272.72 plus accrued interest  commencing April
24, 2006                                                       $        300,000

Less current maturities                                                 190,909
                                                               ----------------
                                                               $        109,091
                                                               ================

The debt disclosed in the accompanying balance sheets is shown net of unamortized debt discounts of $248,033.

(8)  Standby Equity Distribution Agreement

On August 26, 2005, we entered into a SEDA with Cornell Capital. The SEDA was subsequently amended and restated on October 24, 2005. Pursuant to the SEDA, we may, at our discretion, periodically sell to Cornell Capital shares of our common stock for a total purchase price of up to $8,000,000.For each share of common stock purchased under the SEDA, Cornell Capital will pay us 96% of the lowest closing bid price of our common stock as quoted on the Over-the-Counter Bulletin Board ("OTC-BB") or other principal market on which our common stock is traded for the five days immediately following the date we deliver a notice requiring Cornell Capital to purchase our shares under the SEDA.

Cornell Capital's obligation to purchase shares of our common stock under the SEDA is subject to certain conditions, including but not limited to, our obtaining an effective registration statement for shares of common stock sold under the SEDA (the "Registration Statement") and our shares being listed for quotation on the OTC-BB, and is limited to $300,000 per weekly advance.

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


(9)  Commitments and Contingencies

In October 2005 we entered into a real estate purchase agreement with Christian Berthier (the "Berthier Agreement") to acquire the land where the Source is located for 2,150,000 euros. The Berthier Agreement expires on February 28, 2008. This Agreement was modified in February 2006 [Note 12].


(10) Related Party Transactions

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

(11) Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalent accounts in financial institutions, which from time to time exceed Federal depository insurance coverage limits. At November 30, 2005, cash and cash equivalents did not exceed federally insured limits.


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

In July 2006 Poseidis entered into amended and restated consulting agreements with Louis Pardo, a director, officer and substantial stockholder in the Company, and Christophe Giovannetti, also a substantial stockholder of the Company, in order to address errors identified by the Company in the historical accounting treatment of consulting fees and the issuance of shares of Poseidis common stock to Mr. Pardo and Mr. Giovannetti under previously executed consulting agreements [Note 10] .

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


(13) Restatement

We have restated our quarterly financial statements for the quarters ended August 31, 2005 and November 30, 2005. We have identified certain accounting errors related to (1) the accounting for certain debt financing conducted in August and October 2005 as well as certain compensatory warrants issued by the Company and (2) the accounting for the issuance of the Company's common stock in payment of certain accrued expenses.

We have determined that we had incorrectly recorded our debt obligations and associated warrants in conjunction with the issuance of the of the Company's 12% Secured Convertible Notes (the "Debentures") in August and October, 2005. Our analysis determined we needed to make restatements in the accounting for the Debentures related to (1) the valuation of several discrete elements of the Debentures and related warrants and (2) the costs incurred by the Company in conjunction with the issuance of the Debentures. The discrete elements of the Debentures consisted of the conversion features of the conversion price at issuance, the embedded contingent call feature and the re-pricing of the conversion for the debenture in the case of default. Note 7 was augmented to disclose the accounting treatment and financial impact of the discrete elements of the Debentures and related warrants. We are required to record these discrete elements at fair value with changes in the values of these derivatives reflected in the statement of operations as "Loss on derivative liabilities". The effect of the (non-cash) changes related to accounting separately for these derivative liabilities on the statement of operations for the three and nine months ended November 30, 2005 was an increase in the net loss attributable to common shareholders of $11,887 and $29,601, respectively. We also recorded the fair value of the warrants issued in conjunction with the Debentures. The effect of the (non-cash) changes related to accounting for the fair value of the related warrants on the balance sheet at November, 2005 was an increase to shareholders' equity of $62,810. There was an increase in the net loss attributable to common shareholders of $10,285 for each of the three and nine month periods ending November 30, 2005.

The costs incurred by the Company for the issuance of the Debentures have been capitalized as Deferred Financing Costs and will be amortized over the term of the Debentures. These costs were previously reflected as Professional Fees and expensed when incurred. In addition, we have capitalized certain costs incurred by the Company in conjunction with the Company's SEDA as Deferred Offering Costs which will be offset against the proceeds of the offering, when and as the SEDA is utilized. Note 6 was added to disclose the treatment of the costs incurred in connection with the Debentures and the SEDA. The effect of the (non-cash) changes related to accounting for the capitalization of costs incurred in connection with the Debentures and the SEDA on the statement of operations for the three and nine months ended November 30, 2005 was a decrease in the net loss attributable to common shareholders of $20,666 and $118,739, respectively, and on the balance sheet at November 30, 2005 was an increase in other assets of $118,739.

We have restated the accounting for the issuances of our common stock in payment of certain accrued expenses for consulting services provided to the Company by its Chief Executive Officer and by a stockholder who is the beneficial owner of more the five percent of the Company's common stock. Note 9 was added to disclose the treatment of these transactions. The effect of the (non-cash) changes related to accounting for these stock issuances on the statement of operations for the three and nine months ended November 30, 2005 was a decrease in the net loss attributable to common shareholders of $748,574 and $613,087, respectively and on the balance sheet at November 30, 2005 was a decrease in current liabilities of $950,283 and increase in shareholders' equity of $201,709. The weighted average number of shares outstanding for the nine months ended November 30, 2005 was decreased 6,910,456 to 59,085,344 shares.

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

     Information included or incorporated by reference in this report may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this report and appearing in our annual report filed on Form 10-KSB for the fiscal year ended February 28, 2006 and in our quarterly report filed on Form 10-QSB/A for the three months ended August 31, 2005.

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

     In that regard, the Company incorporated Poseidis, SAS under French corporate law as a subsidiary in Theneuille, France in April 2003 for the purpose of establishing a manufacturing facility to exploit the spring. At the same time, a twenty year lease was purchased by Poseidis, SAS, granting it an exclusive right to exploit the spring. Additionally, it purchased equipment to be used in connection with exploitation of the spring and the results of significant research already conducted at the site. Commercial exploitation of the spring is not expected before the second half of 2005.

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

     For the three months ended November 30, 2005 and 2004 the Company paid consulting fees of $125,500 and $155,800 respectively.

     For the three months ended November 30, 2005 and 2004 the Company had, on a consolidated basis, general and administrative expenses of $50,800 and $30,800 respectively. The negative balance for the three months ended November 30, 2005 was due to the reversal and reclassifications of general and administrative expense accruals and reclassifications.

     For the three months ended November 30, 2005 and 2004 the Company had, on a
consolidated   basis,   total  operating   expenses  of  $251,574  and  $247,900
respectively.

Net Losses

     For the three months ended November 30, 2005 and 2004, the Company reported a net loss from operations of $251,600 and $247,900 respectively.

Results of Operations For the Nine Months Ended November 30, 2005 and 2004.

Financial Condition, Capital Resources and Liquidity

     For the nine months ended November 30, 2005 and 2004 the Company recorded revenues of $0 and $0 respectively. The Company has no ongoing business generating revenues.

     For the nine months ended November 30, 2005 and 2004 the Company paid consulting fees of $426,100 and $2,544,600 respectively.

     For the nine months ended November 30, 2005 and 2004 the Company had, on a consolidated basis, general and administrative expenses of $116,000 and $405,600 respectively.

     For the nine months ended November 30, 2005 and 2004 the Company had, on a consolidated basis, total operating expenses of $837,100 and $3,201,700, respectively.

Net Losses

     For the nine months ended November 30, 2005 and 2004, the Company reported a net loss from operations of $889,600 and $3,154,700 respectively.

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

     On August 26, 2005, we entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell Capital Partners, LP ("Cornell Capital"), pursuant to which we may, at our discretion, periodically sell to Cornell Capital shares of our common stock for a total purchase price of up to $8,000,000. For each share of common stock purchased under the SEDA, Cornell Capital will pay us 96% of the lowest closing bid price of our common stock as quoted on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the date we deliver notice requiring Cornell Capital to purchase our shares under the SEDA.

     Cornell Capital's obligation to purchase shares of our common stock under the SEDA is subject to certain conditions, including but not limited to: our obtaining an effective registration statement for shares of common stock sold under the SEDA (the "Registration Statement"), and our shares being listed for quotation on the Over-The-Counter Bullentin Board, and is limited to $300,000 per weekly advance.

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

     Our operations since inception in 1998 have not generated a profit. We generated a net loss of $793,520 during the year ended February 28, 2004, a net loss of $3,294,210 during the year ended February 28, 2005, and a net loss of $889,607 for the nine months ended November 30, 2006.

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

o    a limitation on who may call stockholder meetings; and

o the ability of our board of directors to issue up to 10,000,000 shares of preferred stock without a stockholder vote.

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


Item 3. Controls and Procedures

     . (a) Disclosure controls and procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, have determined that the disclosure controls and procedures under rule 13a-15(e) and rule 15d-15(e) of the Securities Exchange Act of 1934 are ineffective at the end of the fiscal quarter covered by this report. Specifically, we identified deficiencies in our internal controls and disclosure controls related to the accounting for (1) convertible debt with conversion features contingent upon future prices of our stock and convertible debt with detachable warrants, primarily with respect to accounting for derivative liabilities in accordance with EITF 00-19 and SFAS 133 and (2) certain issuances of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     During the three months ended November 30, 2005 the Company did not issue any of its securities.


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

     E - The Company filed an amendment to its Articles of Incorporation with the Secretary of State of Florida on December 27, 2005. This amendment increased the number of shares of the Company's authorized common stock to 500,000,000 shares and included provisions authorizing the Company to issue blank check preferred stock. This amendment is described in the Company's Schedule 14C information statement, as amended.


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

10.1       [2] EZ Talk, Inc. Employee/Consultant Stock Compensation Plan.

10.2       [4] Partnership Contract with Alidoo RCS Paris.

10.3       [4] Contract for Trading Content with Eurekan Multimedia, SA.

10.4       [4] Contract for Trading Content with Quelm.

10.5       [5] Lease of real property and  exploitation rights between Christian
               Berthier and Poseidis SAS dated April 10, 2003.

10.6       [5] Sale of real property  from Jacques Annet  Paul  to  Poseidis SAS dated March 26, 2003.

10.7       [6] Standby Equity Distribution Agreementdated as  of August 26, 2005
               between the Company and Cornell Capital Partners, LP

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

10.15      [7] Agreement  to  Acquire  Real  Estate  in  Theneuille,  France  as
               acknowledged and recorded October 5, 2005.

10.16      [7] Engagement  Agreement  dated November 10, 2005 between  Poseidis,
               Inc. and Phoenix Ventures, LLP.

10.17      [7] Engagement  Agreement  dated  October 31, 2005 between  Poseidis,
               Inc. and Bridgehead Partners, LLC.

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

[3] Originally filed on May 16, 2000 with the Company's Current Report on Form 8-K.

[4] Originally filed on July 17, 2000 with the Company's Quarterly Report on Form 10QSB.

[5] Originally filed on June 17, 2003 with the Company's Annual Report on Form 10KSB.

[6] Originally filed on September 1, 2005 with the Company's Current Report on Form 8-K.

[7] Originally filed on January 24, 2006 with the Company's Quarterly Report on Form 10-QSB for the three months ended November 30, 2006.

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