Form 10QSB
period 2006-05-31
POSEIDIS INC
filed 2006-10-02
CIK 1088399

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

For the quarterly period ended: May 31, 2006


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 21, 2006 the issuer had 70,156,300 shares of common stock, $0.0001 par value per share, outstanding.



Transitional Small Business Disclosure Format: Yes [_] No [X]

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

      Consolidated Balance Sheets...........................................F-1
      Consolidated Statements of Operations and Comprehensive Income (Loss).F-2
      Consolidated Statements of Stockholders' Equity (Deficiency)..........F-3
      Consolidated Statements of Cash Flows.................................F-7
      Notes to Consolidated Financial Statements............................F-8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............22

ITEM 3. CONTROLS AND PROCEDURES............................................. 47


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS................................................... 47

ITEM 2. UREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.......... 47

ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................... 48

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 48

ITEM 5. OTHER INFORMATION................................................... 48

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................... 48

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                         Poseidis, Inc. and Subsidiaries
                           (Development Stage Company)
                           Consolidated Balance Sheets
                                                                  May 31, 2006
                                                                  (Unaudited)     February 28, 2006
                                                              ------------------  -----------------
                ASSETS
CURRENT ASSETS
   Cash                                                       $           39,942  $          73,314
   Other current assets                                                   28,879             20,416
                                                              ------------------  -----------------
           Total Current Assets                                           68,821             93,730
                                                              ------------------  -----------------
PROPERTY AND EQUIPMENT
   Land                                                                  468,093            316,973
   Land improvements                                                     134,342            131,761
   Furniture and fixtures                                                 22,705             22,705
   Equipment                                                              31,699             31,467
                                                              ------------------  -----------------
      Subtotal Property and Equipment                                    656,839            502,906
      Less: Accumulated depreciation                                     (60,956)           (59,334)
                                                              ------------------  -----------------
            Net Property and Equipment                                   595,883            443,572
                                                              ------------------  -----------------
OTHER ASSETS
  Deferred financing costs                                               347,954            134,231
  Deferred offering costs                                                995,935            995,935
  Debenture sinking fund                                                 121,624                  0
  Deferred consulting expense                                             29,812             29,812
  Deposits                                                                     0              7,000
                                                              ------------------  -----------------
            Total Other Assets                                         1,495,325          1,166,978
                                                              ------------------  -----------------
Total Assets                                                  $        2,160,029  $       1,704,280
                                                              ==================  =================
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                           $           91,669  $         137,014
   Accrued expenses                                                      190,316            386,993
   Accrued interest                                                       48,259             18,346
   Current portion of long term debt, less debt
     discounts of $287,439 and $223,478                                  141,895             44,855
   Derivative liability                                                  568,120            353,309
   Promissory note, less debt discounts of $42,134
     and $0                                                              207,866                  0
                                                              ------------------  -----------------
            Total Current Liabilities                                  1,248,125            940,517
                                                              ------------------  -----------------
LONG TERM LIABILITIES
  Secured convertible debentures, less debt
     discounts of $141,574 and $312,869                                   73,092             62,798
  Unsecured convertible debentures, less debt
     discounts of $561,903 and $0                                        355,897                  0
  Promissory note                                                        200,000            200,000
  Derivative liability                                                   603,750            494,632
                                                              ------------------  -----------------
            Total Long Term Liabilities                                1,232,739            757,430
                                                              ------------------  -----------------
Total Liabilities                                                      2,480,864          1,697,947
                                                              ------------------  -----------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized
     10,000,000 shares; none issued
   Common stock, $0.0001 par value, authorized
     500,000,000 shares; 69,685,800 issued and outstanding
     at May 31, 2006 and February 28, 2006                                 6,969              6,969
   Additional paid-in capital                                          8,638,576          8,241,023
   Accumulated comprehensive income (loss)                                46,090             71,002
   Deficit accumulated during the development stage                   (9,012,470)        (8,312,661)
                                                              ------------------  -----------------
            Total Stockholders' Equity (Deficiency)                     (320,835)             6,333
                                                              ------------------  -----------------
Total Liabilities and Stockholders' Equity (Deficiency)       $        2,160,029  $       1,704,280
                                                              ==================  =================

    The accompanying notes are an integral part of these financial statements

                         Poseidis, Inc. and Subsidiaries
                           (Development Stage Company)
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (Unaudited)

                                             Cumulative from
                                                 Inception          Three Months Ended May 31
                                            (June 10, 1998) to   -----------------------------
                                               May 31, 2006           2006            2005
                                             ----------------   ---------------- --------------
REVENUES                                     $        557,012   $            0   $            0
                                             ----------------   --------------   --------------
OPERATING EXPENSES
   General and administrative                       1,860,800           65,005           54,655
   Salaries                                            86,747                0           26,461
   Consulting fees                                  5,516,310          102,342           58,958
   Depreciation                                        76,870            3,750            5,706
   Professional fees                                1,357,378          311,744                0
                                             ----------------   --------------   --------------
          Total operating expenses                  8,898,105          482,841          145,780
                                             ----------------   --------------   --------------
Operating (loss)                                   (8,341,093)        (482,841)        (145,780)

OTHER INCOME (EXPENSE)
   Interest expense                                  (312,844)        (183,640)             (96)
   Loss on derivative liability                      (507,154)               0                0
   Amortization of deferred financing costs           (52,034)         (33,327)               0
   Bad debt expense                                   (93,806)               0                0
   Loss on fixed asset abandonment                    (23,769)               0                0
   Costs on trading activity                          (31,428)               0                0
   Foreign currency transaction gain                   22,916                0              128
   Gain on debt forgiveness                            64,126                0                0
   Gain on bankruptcy of subsidiary                    12,721                0                0
   Non-operating income - real estate                 249,830                0                0
                                             ----------------   --------------   --------------
          Total other (expense)                      (671,442)        (216,967)              32

Net (loss) before minority interest                (9,012,535)        (699,808)        (145,748)

Minority interest in loss of
consolidated subsidiaries                                  65                0                0
                                             ----------------   --------------   --------------
Net (loss)                                         (9,012,470)        (699,808)        (145,748)

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain (loss)            46,090          (24,912)          62,526
                                             ----------------   --------------   --------------

Comprehensive (loss)                         $     (8,966,380)  $     (724,720)  $      (83,222)
                                             ================   ==============   ==============

Net (loss) per common share
  basic and diluted                                             $        (0.01)  $        (0.00)
                                                                ==============   ==============

Weighted average number of shares                                   69,685,800       50,236,882
                                                                ==============   ==============


    The accompanying notes are an integral part of these financial statements

                         Poseidis, Inc. and Subsidiaries
                           (Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficiency)
                        For the period from June 10, 1998 (inception of
                development stage) to May 31, 2006


                                                                                    Additional
                                                           Number        Common       Paid-in
                                                         of Shares       Stock        Capital
                                                        -------------  ----------- --------------
Issuance of shares for services at inception-June
10, 1998 at par of $0.0001 per share                        1,000,000  $       100 $            -
  1st Quarter - Shares issued for cash                      1,000,000          100          9,900
  2nd Quarter - Shares issued for cash                         50,000            5         49,995
   Net (loss)                                                       -            -              -
                                                        -------------  ----------- --------------
Balance as of February 28, 1999                             2,050,000          205         59,895
   Net (loss)                                                       -            -              -
                                                        -------------  ----------- --------------
Balance as of February 29, 2000                             2,050,000          205         59,895
  1st Quarter - Shares issued to pay accrued                   13,500            1          3,384
                expenses
  1st Quarter - Common stock contributed                   (1,000,000)       (1000)           100
  1st Quarter - 16 for 1 forward split                     15,912,500        1,592         (1,592)
  1st Quarter - Reverse merger                             23,100,000        2,310        190,800
  1st Quarter - Shares issued for services                  1,900,000          190              -
  1st Quarter - Stock subscription receivable                 150,000           15        149,985
  2nd Quarter - Stock subscriptions received                        -            -              -
  2nd Quarter - Shares issued for services                    200,000           20        199,980
  2nd Quarter - Shares issued to acquire minority
                interest in subsidiary                      5,000,000          500         56,210
  3rd Quarter - Shares issued for services                    990,000           99        232,551
   Other comprehensive income (loss)                                -            -              -
Net loss                                                            -            -              -
                                                        -------------  ----------- --------------
BALANCE, February 28, 2001                                 48,316,000        4,832        891,313
  1st Quarter - 1 for 10 reverse split                     43,484,399       (4,350)         4,350
  2nd Quarter - Shares issued for cash                        100,189           10        100,179
  2nd Quarter - Shares issued for services                     16,426            2         16,424
  2nd Quarter - Stock subscriptions receivable                 76,712            8         76,704
  3rd Quarter - Common stock cancelled                       (569,600)         (57)            57
  3rd Quarter - Stock subscriptions received                        -            -              -
  3rd Quarter - Stock subscriptions receivable                  7,813            1          9,765
  3rd Quarter - Shares issued for cash                          4,894            1          8,564
  3rd Quarter - Shares issued for services                      8,533            1         14,932
  4th Quarter - Stock subscriptions received                        -            -              -
  4th Quarter - Shares issued for cash                         24,084            2         42,145
  Other comprehensive income (loss)                                 -            -              -
Net loss                                                            -            -              -
                                                        -------------  ----------- --------------
BALANCE, February 28, 2002                                  4,500,652          450      1,164,432
   1st Quarter - 1 for 10 reverse split                    (4,054,058)        (405)           405
   1st Quarter - Shares issued for services                 1,969,784          197      1,029,793
   1st Quarter - Shares issued for cash                         3,887            -          8,745
   1st Quarter - Shares issued to pay accrued expenses      1,080,000          108        134,892

                                   (Continued)

                         Poseidis, Inc. and Subsidiaries
                           (Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficiency)
                        For the period from June 10, 1998 (inception of
                development stage) to May 31, 2006
                                   (Continued)

      Stock        Cumulative                         Total
  Subscription    Translation     Accumulated     Stockholders
   Receivable      Adjustment       Deficit          Equity
--------------- -------------- ---------------- ---------------

$             - $            - $              - $           100
              -              -                -          10,000
              -              -                -          50,000
              -                          (8,743)         (8,743)
--------------- -------------- ---------------- ---------------
              -                          (8,743)         51,357
              -                          (2,901)         (2,901)
--------------- -------------- ---------------- ---------------
              -                         (11,644)         48,456
              -                               -           3,385

              -                               -               -
              -                               -               -
              -                               -         193,110
              -                               -             190
       (150,000)                              -               -
        150,000                               -         150,000
              -                               -         200,000

              -              -                -          56,710
              -              -                -         232,650
              -        (11,637)               -         (11,637)
              -              -         (864,247)       (864,247)
--------------- -------------- ---------------- ---------------
              -        (11,637)        (875,891)          8,617
              -              -                -               -

                                                        100,189
                                                         16,426
        (76,712)                                              -
              -              -                -               -
         76,712                                          76,712
         (9,766)                                              -
                                                          8,565
                                                         14,933
          9,766                                           9,766
                                                         42,147
              -         (7,689)               -          (7,689)
              -              -         (473,929)       (473,929)
--------------- -------------- ---------------- ---------------
              -        (19,326)      (1,349,820)       (204,264)
              -              -                -               -
              -              -                -       1,029,990
                                                          8,745
              -              -                -         135,000


                                   (Continued)

                         Poseidis, Inc. and Subsidiaries
                           (Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficiency)
                        For the period from June 10, 1998 (inception of
                development stage) to May 31, 2006
                                   (Continued)

                                                                                    Additional
                                                           Number        Common       Paid-in
                                                         of Shares       Stock        Captial
                                                        -------------  ----------- --------------
   1st Quarter - Shares issued to settle short-term
                 debt                                         864,000           86        107,914
   1st Quarter - Shares issued for stock
                 subscriptions receivable                     800,000           80         99,920
   2nd Quarter - Stock subscription received                        -            -              -
   3rd Quarter - Shares issued for cash                         2,705            -          9,468
   4th Quarter - Stock subscriptions received
   4th Quarter - Shares issued for cash                        35,062            4        122,713
   Other comprehensive (loss)                                       -            -              -
Net (loss)                                                          -            -              -
                                                        -------------  ----------- --------------
ENDING BALANCE, February 28, 2003                           5,202,032          520      2,678,282
   1st Quarter - Shares issued for services                   100,000           10              -
   1st Quarter - Shares issued for cash                        42,224            4        152,314
   2nd Quarter - Shares issued for cash                        13,991            1         52,465
   4th Quarter - Shares issued for services                   184,316           19        128,682
   4th Quarter - Shares issued for cash                        41,573            4        155,895
   Other comprehensive (loss)                                       -            -              -
Net (loss)                                                          -            -              -
                                                        -------------  ----------- --------------
ENDING BALANCE, February 29, 2004                           5,584,136          558      3,167,638
   1st Quarter - Forward split - 8 for 1                   39,295,606        3,930         (3,930)
   1st Quarter - Shares issued for services                 1,614,861          162      2,244,084
   1st Quarter - Shares issued for cash                        93,225            9        116,522
   2nd Quarter - Shares issued for services                   117,704           12        147,118
   2nd Quarter - Shares issued for cash                        83,069            8        103,828
   3rd Quarter - Forward split - 11 for 10                  4,679,008          468           (468)
   3rd Quarter - Shares issued for services                   113,043           11         15,673
   3rd Quarter - Shares issued for cash                        12,944            1         23,145
   4th Quarter - Shares issued for services                   168,285           17         95,322
   Other comprehensive (loss)                                       -            -              -
Net (loss)                                                          -            -              -
                                                        -------------  ----------- --------------
ENDING BALANCE, February 28, 2005                          51,761,881        5,176      5,908,932
   1st Quarter - Shares issued for cash                       154,399           16         23,144
   2nd Quarter - Shares issued for services                   585,123           58         51,536
   2nd Quarter - Shares issued for cash                       188,397           19         16,401
   2nd Quarter - Shares issued to pay accrued
                 expenses                                  13,306,000        1,331      1,084,439
   2nd Quarter - Intrinsic value of warrants issued
                 with convertible debentures                        -            -         62,810
   2nd Quarter - Intrinsic value of warrants issued
                 with SEDA                                          -            -         32,317
   4th Quarter - Intrinsic value of warrants issued in
                 conjunction with convertible debentures            -            -        240,403
   4th Quarter - Intrinsic value of warrants issued in
                 conjunction with SEDA                              -            -        717,911
   4th Quarter - Issuance of common shares for
                 offering costs at par of $0.0001           3,250,000          325              -
   4th Quarter - Intrinsic value of warrants issued
                 with consulting agreement                          -            -         59,623
   4th Quarter - Shares issued for services                   160,000           16          3,184
   4th Quarter - Shares issued for cash                       280,000           28         40,323
   Other comprehensive income                                       -            -              -
Net (loss)                                                          -            -              -
                                                        -------------  ----------- --------------
ENDING BALANCE, February 28, 2006                          69,685,800  $     6,969 $    8,241,023

   1st Quarter - Intrinsic value of warrants issued in
                 conjunction with unsecured convertible
                 debentures                                         -            -        264,940
   1st Quarter - Intrinsic value of warrants issued in
                 conjunction with short term bridge loan            -            -          6,521
   1st Quarter - Intrinsic value of warrants issued in
                 conjunction with promissory notes                  -            -         46,347
   1st Quarter - Intrinsic value of warrants issued in
                 conjunction with financial advisory
                 agreement                                          -            -         79,745
    Other comprehensive(loss)                                       -            -              -
Net (loss)                                                          -            -              -
                                                        -------------  ----------- --------------
ENDING BALANCE, May 31, 2006                               69,685,800  $     6,969 $    8,638,576
                                                        =============  =========== ==============

                                   (Continued)

                         Poseidis, Inc. and Subsidiaries
                           (Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficiency)
                        For the period from June 10, 1998 (inception of
                development stage) to May 31, 2006
                                   (Continued)

      Stock        Cumulative                         Total
  Subscription    Translation     Accumulated     Stockholders
   Receivable      Adjustment       Deficit          Equity
---------------- -------------- ---------------- ---------------
               -              -                -         108,000

        (100,000)             -                -               -

          50,000              -                -          50,000
               -              -                -           9,468
           50000                                          50,000
                                                         122,717
               -         (2,609)               -          (2,609)
               -              -       (1,305,971)     (1,305,971)
 --------------- -------------- ---------------- ---------------
               -        (21,935)      (2,655,791)          1,076
                                                              10
                                                         152,318
                                                          52,466
               -              -                -         128,701
               -              -                -         155,899
               -          6,034                -           6,034
               -              -         (793,520)       (793,520)
 --------------- -------------- ---------------- ---------------
               -        (15,901)      (3,449,311)       (297,016)
               -              -                -               -
               -              -                -       2,244,246
               -              -                -         116,531
                                                         147,130
                                                         103,836
               -              -                -               -
               -              -                -          15,684
               -              -                -          23,146
                                                          95,339
               -           (869)               -            (869)
               -              -       (3,294,210)     (3,294,210)
 --------------- -------------- ---------------- ---------------
               -        (16,770)      (6,743,521)       (846,183)
               -                                          23,160
               -                                          51,594
                                                          16,420
               -
                                                       1,085,770
               -
                                                          62,810
               -
                                                          32,317

               -              -                -         240,403

               -              -                -         717,911

               -              -                -             325

               -              -                -          59,623

               -              -                -           3,200

               -              -                -          40,351
               -         87,772                -          87,772
               -              -       (1,569,140)     (1,569,140)
 --------------- -------------- ---------------- ---------------
 $             - $       71,002 $     (8,312,661)$         6,333

               -              -                -         264,940

               -              -                -           6,521

               -              -                -          46,347

               -              -                -          79,745
               -        (24,912)               -         (24,912)
               -              -         (699,808)       (699,808)
  --------------  ------------- ---------------- ---------------
  $            -   $     46,090 $     (9,012,469)$      (320,834)
  ==============  ============= ================ ===============

    The accompanying notes are an integral part of these financial statements

                         Poseidis, Inc. and Subsidiaries
                          (Development Stage Companies)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  Cumulative from
                                                                     Inception           Three Months Ended May 31,
                                                                  (June 10, 1998)      -----------------------------
                                                                  to May 31, 2006           2006             2005
                                                                  ----------------     -------------    --------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net (loss)                                                        $     (9,012,469)    $    (699,808)   $     (145,748)
Adjustments to reconcile net (loss) to net cash
          used for development activities:
   Stock issued for services                                             4,226,251                 0                 0
   Depreciation and amortization                                           128,905            37,078             5,706
   Other non-cash charges                                                   61,240                 0                 0
   Debt forgiveness                                                        (64,126)                0                 0
   Non-cash interest expense                                               252,688           145,034                 0
   Loss on derivative liability                                            507,154                 0                 0
   Minority interest in consolidated subsidiaries' income                      (65)                0                 0
   Gain on bankruptcy of subsidiary                                        (12,721)                0                 0
   Bad debt expense                                                        123,806                 0                 0
   Loss on fixed asset abandonment                                          23,769                 0                 0
Change in assets and liabilities
   (Increase) decrease in deferred costs                                  (362,853)         (202,411)                0
   (Increase) decrease in other assets                                    (142,040)         (114,624)           17,245
   Increase (decrease) in accounts payable                                  91,670           (45,346)          (17,747)
   Increase (decrease) in accrued expenses                                 967,990          (196,677)           25,780
   Increase (decrease) in accrued interest                                  48,259            29,913                 0
                                                                  ----------------     -------------    --------------
Net cash (used) by development activities                               (3,162,544)       (1,046,841)         (114,764)
                                                                  ----------------     -------------    --------------
CASH FLOW FROM INVESTING ACTIVITIES:
   Deposit on land and land improvements                                  (442,256)         (151,119)                0
   Purchase of property and equipment                                     (214,375)           (2,813)                0
                                                                  ----------------     -------------    --------------
Net cash (used) by investing activities                                   (656,631)         (153,932)                0
                                                                  ----------------     -------------    --------------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from short-term loans                                          520,804           350,000                 0
   Repayment of short-term loan                                           (193,890)         (100,000)                0
   Stock sold for cash                                                   1,420,181                 0            35,000
   Cash acquired in reverse merger                                          51,841                 0                 0
   Receipt of stock subscriptions                                          490,000                 0                 0
   Increase (decrease) of bank overdraft                                    35,946                 0             3,341
   Proceeds from secured convertible debentures                            644,000                 0                 0
   Proceeds from unsecured convertible debentures                          917,800           917,800                 0
                                                                  ----------------     -------------    --------------
Net cash provided by financing activities                                3,886,682         1,167,800            38,341
                                                                  ----------------     -------------    --------------
Effect of exchange rates on cash                                           (27,565)             (399)           77,779
                                                                  ----------------     -------------    --------------
Net increase in cash                                                        39,942           (33,372)            1,356

CASH, beginning of period                                                        0           73,314              1,051
                                                                  ----------------     -------------    --------------
CASH, end of period                                               $         39,942     $      39,942    $        2,407
                                                                  ================     =============    ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
     Interest                                                     $         16,083     $      16,083    $            0
                                                                  ================     =============    ==============
     Income Taxes                                                 $             0      $           0    $            0
                                                                  ================     =============    ==============
 Non-Cash Financing Activities:
     Common stock issued to pay accrued expenses                  $        903,510     $           0    $            0
                                                                  ================     =============    ==============
     Common stock issued to pay short term debt                   $        108,000     $           0    $            0
                                                                  ================     =============    ==============

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

Fair value of financial instruments - Fair value estimates, assumptions and methods used to estimate fair value of our financial instruments are made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts. We estimate that there are no material variations between fair value and book value of our financial assets or liabilities as of May 31, 2006 and February 28, 2006. The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and short-term notes payable approximate fair value due to the short-term nature of the instruments. Long-term liabilities are comprised of the convertible notes which approximate fair value based on borrowing rates available to the Company.

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

Property and equipment - All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement the costs and related accumulated depreciation are eliminated from their respective accounts and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $3,750 and $5,706 for the quarters ended May 31, 2006 and 2005, respectively.

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


(4)  Income Taxes.

Deferred income taxes (benefits) are provided for certain items of income and expense that are recognized in different periods for tax and financial reporting purposes. We have net operating loss carry-forwards for federal income tax purposes, but the future use of such carry-forwards may be severely limited due to changes in ownership. The amounts recorded as deferred tax assets as of May 31, 2006 and February 28, 2006, which represent the amounts of tax benefit related to the loss carry-forwards, have been fully offset by equal valuation allowances as we have not determined that the realization of the assets is "more likely than not".

(5) Going Concern and Management's Plans To Overcome Operating and Liquidity Difficulties.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Since our inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business will require additional capital. We are in the development stage and have earned minimal revenues to date and no revenues from our current operations. These conditions raise substantial doubt about our ability to continue as a going concern. If we fail to obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

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

At May 31, 2006 and February 28, 2006, we had net deferred financing costs of $347,954 and $134,231, respectively. These costs were related to the placement of 12% convertible debentures, the 10% unsecured convertible debentures and the promissory note [Note 7] and are being amortized on a straight-line basis over the life of the debenture which approximates the effective interest method. We recorded amortization expense related to deferred financing totaling $52,034, $33,327 and $0 for the cumulative period from inception (June 10, 1998) to May 31, 2006 and the three month periods ended May 31, 2006 and 2005, respectively.

At both May 31, 2006 and February 28, 2006, we had net deferred offering costs of $995,935. These costs were primarily related to a Standby Equity Distribution Agreement ["SEDA", Note 8] and will be offset against the proceeds of the offering, when consummated.


(7)  Debt Financings

Short-Term Notes Payable - In fiscal 2005 we received a short-term loan from a third-party in the amount of approximately $29,000. This loan was payable on demand and carried no stated interest rate. This debt was forgiven in fiscal 2006 and the note payable was written off.

Short Term Bridge Loan - In March 2006 we entered into a bridge loan agreement with Portfolio Lenders II, LLC. Under the agreement we obtained gross proceeds of $100,000 and agreed to pay interest at a rate of 15%, repay the loan on demand, and issue 100,000 warrants to the lender exercisable at $0.05 per share. The warrants issued in conjunction with the bridge loan were valued and recorded as equity by us in accordance with EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock" ("EITF 00-19") as we made the determination under SFAS No. 150 that the warrants were conventional. We valued the warrants by using the Black-Scholes valuation model and accounted for the fair value of the warrants in relation to the debt host. This resulted in a fair value of the warrants of $6,521 which was allocated to additional paid-in capital and recorded as a discount to the bridge loan. This discount was amortized on a straight-line basis over the life of the bridge loan which approximated the effective interest method. The bridge loan was repaid in full in April, 2006.

Short Term Promissory Note - In May 2006 we issued a Promissory Note to Portfolio Lenders II, LLC pursuant to which the Company obtained a loan in the principal amount of $250,000 with a 15% interest rate and a due date of October 31, 2006; in conjunction with this Promissory Note we issued warrants to purchase 1,000,000 shares of the Company's common stock exercisable at $0.05 per share. The warrants issued in conjunction with the short term promissory note were valued and recorded as equity by us in accordance with EITF 00-19 as we made the determination under SFAS No. 150 that the warrants were conventional. We valued the warrants by using the Black-Scholes valuation model and accounted for the fair value of the warrants in relation to the debt host. This resulted in a fair value of the warrants of $46,247 which was allocated to additional paid-in capital and recorded as a discount to the short term promissory note. This discount is being amortized on a straight-line basis over the life of the promissory notes which approximates the effective interest method.

Long Term Promissory Note - In February 2006 we issued a promissory note to Cornell Capital Partners, L.P. ["Cornell Capital"] in the face amount of
$200,000 with an interest rate of 8% and a due date of September 1, 2007 as partial compensation for the SEDA[Note 8].

Secured Convertible Debentures - In each of August 2005 and October 2005, we issued Secured Convertible Debentures in exchange for $150,000 in cash for a total of $300,000. The terms of these debentures were amended and restated in February, 2006. In February 2006, the Company issued additional Secured Convertible Debentures [collectively the "Debentures"] in exchange for $344,000 in cash. In connection with the Debentures, we issued to Cornell Capital warrants to purchase 1,250,000, 3,750,000, 1,250,000 and 1,200,000 shares of our common stock at exercise prices of $0.12, $0.08, $0.12 and $0.25 per share, respectively.

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

We accounted for the embedded contingent call feature and the re-pricing of the conversion for the Debenture in the case of default in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF 00-19 which requires us to bifurcate and separately account for the embedded contingent call feature and the re- pricing of the conversion for the Debentures in the case of default as embedded derivatives contained in the Debentures. Pursuant to SFAS No. 133, we bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined to not be clearly and closely related to the debt host. The derivative liability related to the embedded contingent call and default re-pricing factors has been valued at $321,044 using the Black Scholes model.

The convertible Debentures are not considered to be conventional debt under EITF Issue No. 00-19 or SFAS No. 133. We therefore bifurcated the fair value of the embedded conversion features from the debt host and accounted for them as a derivative liability. The effect of this valuation was the creation of fair value of this conversion feature of $526,897.

The warrants issued in conjunction with the Debentures were valued and recorded as equity by us in accordance with EITF 00-19 and guidance described under SFAS No. 150 as we made the determination that the warrants were conventional. We have valued the warrants by using the Black-Scholes valuation model and accounted for the fair value of the warrants in relation to the debt host. This resulted in a fair value of the warrants of $303,213 which was allocated to additional paid-in capital and recorded as a discount to the Debentures. This discount is being amortized on a straight-line basis over the life of the Debentures which approximates the effective interest method.

We recorded the fair value of the embedded derivatives as either short-term or long-term liabilities (based on the underlying term of the Debentures) and as a discount to the Debentures to the extent there was a net carrying value for the Debentures, which resulted in a discount to the Debentures of $340,787. This discount is being amortized on a straight-line basis over the life of the Debentures which approximates the effective interest method. The amount in excess of the net carrying value, $507,154, was charged to loss on embedded derivative in the statement of operations.

Unsecured Convertible Debentures - During March and April 2006 we undertook a private placement of unsecured convertible debentures and warrants ("Units") for which we held four closings aggregating gross proceeds of $917,800. Poseidis issued (a) a total of $917,800 in principal amount of unsecured convertible debentures, (b) 2,753,400 warrants exercisable at 125% of the FMV on the four respective closing dates (540,000 warrants at $ 0.086, 701,400 warrants at $0.078, 381,000 warrants at $0.076, and 1,131,000 warrants at
$0.082)(collectively, the "125% Warrants"), (c) 2,753,400 warrants exercisable at 145% of the FMV on the four respective closing dates (540,000 warrants at $0.099, 701,400 warrants at $0.090, 381,000 warrants at $0.088, and 1,131,000 warrants at $0.095) (collectively, the "145% Warrants") and (d) a variable number of warrants that are exercisable into the same number of shares as the debentures issued under the Units when and if they are converted (collectively, the "85% Warrants").

The debentures issued under the Units are due four years from the date of closing, and carry an interest rate of 10% with semi-annual interest payments which we can elect, in our sole discretion, to pay in cash or in shares of our common stock. The Units were issued to accredited investors. The debentures issued under the Units are convertible into shares of our common stock at the election of the holders at any time commencing 90 days after the effective date of our Form SB-2 registration statement to be filed with the SEC at a conversion price of 85% of the average closing market price of our common stock for the 10 trading days immediately preceding the conversion notice.

The Units required us to value certain conversion features of the unsecured convertible debentures and the 85% Warrants which were accounted for at fair value. Also required was a fair market valuation of the 125% Warrants and the 145% Warrants.

The debentures issued under the Units and the 85% Warrants were not considered to be conventional under EITF Issue No. 00-19 or SFAS No. 133. We therefore bifurcated the fair value of the embedded conversion feature from the debt host and accounted for it as a derivative liability. We also accounted for the fair value of the 85% Warrants as a derivative liability. The effect of this valuation was the creation of the fair value of the conversion feature and the 85% Warrants of $323,929. We recorded the fair value of the embedded derivatives as either short-term or long-term liabilities (based on the underlying term of the debentures issued under the Units) and as a discount to the debentures issued under the Units. This discount is being amortized on a straight-line basis over the life of the Debentures which approximates the effective interest method.

The 125% Warrants and 145% Warrants were valued and recorded as equity by us in accordance with EITF 00-19 and guidance described under SFAS No. 150 as we made the determination that the warrants were conventional. We have valued the warrants by using the Black-Scholes valuation model and accounted for the fair value of the warrants in relation to the debt host. This resulted in a fair value of the warrants of $264,940 which was allocated to additional paid-in capital and recorded as a discount to the Debentures. This discount is being amortized on a straight-line basis over the life of the debentures issued under the Units which approximates the effective interest method.


Long Term Debt

At May 31, 2006 long-term debt consisted of the following:

                                                                 May 31, 2006
                                                                -------------
Secured  Convertible  Debentures  due September 1, 2007 with monthly payments $53,666.67 plus accrued interest commencing
October 1, 2006                                                 $     644,000

Promissory Note due September 1, 2007                                 200,000

Unsecured Convertible Debentures                                      917,800
                                                                -------------
                                                                    1,761,800
Less current maturities                                               429,333
                                                                -------------
                                                                $   1,332,467
                                                                =============

Scheduled maturities of long-term debt are as follows:

         Years Ending February 28,

                       2007          $     429,333
                       2008          $     575,667
                       2009                      -
                       2010                      -
                       2011                917,800
                     Thereafter                  -
                                     -------------
                                     $   1,761,800
                                     =============

The debt disclosed in the accompanying balance sheet is shown net of unamortized debt discounts of $990,916 as of May 31, 2006.


(8) Standby Equity Distribution Agreement.

On August 26, 2005, we entered into a SEDA with Cornell Capital. The SEDA was subsequently amended and restated on October 24, 2005 and on February 1, 2006. Pursuant to the SEDA, we may, at our discretion, periodically sell to Cornell Capital shares of our common stock for a gross purchase price of up to $8,000,000.For each share of common stock purchased under the SEDA, Cornell Capital will pay us 96% of the lowest closing bid price of our common stock as quoted on the Over-the-Counter Bulletin Board ["OTC-BB"] or other principal market on which our common stock is traded for the five days immediately following the date we deliver a notice requiring Cornell Capital to purchase our shares under the SEDA.

Cornell Capital's obligation to purchase shares of our common stock under the SEDA is subject to certain conditions, including, but not limited to, our obtaining an effective registration statement for shares of common stock sold under the SEDA [the "Registration Statement"] and our shares being listed for quotation on the Over-the-Counter Bulletin Board, and is limited to $300,000 per weekly advance.

The commitment period under the SEDA commences on the earlier to occur of (i) the date that the Registration Statement is declared effective by the Securities and Exchange Commission [the "Effective Date"], or (ii) such earlier date as we and Cornell Capital may mutually agree in writing. The commitment period under the SEDA expires on the earliest to occur of (i) the date on which Cornell Capital has purchased an aggregate amount of $8,000,000 shares of our common stock under the SEDA, (ii) the date occurring twenty-four months after the Effective Date, or (iii) the date the SEDA is earlier terminated (in the event that (x) there occurs any stop order or suspension of the effectiveness of the Registration Statement for an aggregate of fifty trading days, other than due to the acts of Cornell Capital, during the commitment period, and (y) we fail materially to comply with any of the covenants contained in the SEDA and such failure is not cured within thirty days after receipt of written notice from Cornell Capital, provided, however, that this termination provision does not apply to any period commencing upon the filing of a post-effective amendment to the Registration Statement and ending upon the date on which such post effective amendment is declared effective by the Securities and Exchange Commission ("SEC").

We have agreed to pay Cornell Capital 5% of the gross proceeds that we receive from each advance under the SEDA. In addition, we issued 3,000,000 shares of our common stock to Cornell Capital and 250,000 shares of our common stock to the placement agent in connection with the SEDA, which we recorded at par value ($0.0001 per share) and a promissory note in the face amount of $200,000 with an interest rate of 8% [Note 7] and a due date of September 1, 2007. In addition, we have issued to Cornell Capital warrants to purchase 500,000 and 9,000,000 shares of our common stock at exercise prices of $0.12 and $0.04 per share, respectively. The warrants issued in conjunction with the SEDA were valued and recorded as equity by us in accordance with EITF 00-19. In valuing these warrants, we elected to use the Black Scholes model. The effect of this valuation was the creation of fair value of the warrants of $750,228 which was allocated to additional paid-in capital. The charges for the common stock, promissory notes and warrants have been recorded as deferred offering costs and will be offset against the proceeds of the offering, when consummated [Note 6].

We also paid Yorkville Advisors Management, LLC a fee of $15,000 for structuring in connection with this transaction and $10,000 for due diligence expenses which have been recorded as deferred offering costs and will be offset against the proceeds of the offering, when consummated [Note 6].


(9) Commitments and Contingencies.

In October 2005 we entered into a real estate purchase agreement with Christian Berthier, as amended in March 2006 [the "Berthier Agreement"] to acquire the land where the Source is located for 2,150,000 euros. The Berthier Agreement expires on February 28, 2008. In conjunction with the Berthier Agreement, we are able to apply all previous payments made under our prior lease agreement against the purchase price for the Source. As a result of the new agreement, we recorded non-operating income of $249,830 for the reversal of the prior years' lease payments for the year ended February 28, 2006. Pursuant to the March 2006 amendment of the Berthier Agreement, we made a payment of 150,000 euros and began to make a monthly payment of at least 10,000 euros to Mr. Berthier commencing in March 2006. These monthly payments shall be applied against the 2,150,000 euros aggregate purchase price for the Berthier property. A total of 180,000 euros ($216,000) and 30,000 euros ($36,000)was paid towards the Berthier property during the three month periods ended May 31, 2006 and 2005, respectively.

Annual minimum commitments under the Berthier Agreement at 10,000 euros per Month and inclusive of the 150,000 euros payment made in March, 2006 are as follows (using, for purposes of illustration only in this report, a currency exchange rate of U.S. $1.20 per one euro):

     Years Ending February 28,

                            2007          $    324,000
                            2008          $  1,980,000
                            2009                     -
                            2010                     -
                            2011                     -
                          Beyond                     -
                                          ------------
                                          $  2,304,000
                                          ============


(10) Related Party Transactions.

In July 2006 we entered into an amended and restated consulting agreement with our CEO, Mr. Louis Pardo in connection with the services he provided to us during the period from January 2001 through December 2005. The Company issued 6,653,000 shares of common stock to Mr. Pardo on July 11, 2005 as payment for these services. The shares were at the time of issuance, and are as of the balance sheet date, subject to restrictions on transferability. The closing market price of our common stock on the OTC-BB on the date of issuance of these shares was $0.10 per share. The issuance of these shares was recorded at a value of $0.082, based on a discount of 20% to the five-day trailing average price for the Company's common stock on the OTC-BB as of July 11, 2005.

In July 2006, we entered into an amended and restated consulting agreement in connection with the services rendered by a significant shareholder, Mr. Christophe Giovannetti. Mr. Giovannetti provided these services to us during the period from January 2001 through December 2005. The Company issued 6,653,000 shares of common stock to Mr. Giovannetti on July 11, 2005 as payment for these services. The shares were at the time of issuance, and are as of the balance sheet date, subject to restrictions on transferability. The issuance of these shares was recorded at a value of $0.082, based on a discount of 20% to the five-day trailing average price for our common stock on the OTC-BB as of July 11, 2005.

On January 12, 2006, we entered into an agreement with Bridgehead Partners, LLC ("Bridgehead") whereby Bridgehead provides the services of Mr. John J. McGovern to serve as our Executive Vice President and Chief Financial Officer. The agreement with Bridgehead provides, among other things, for a monthly fee of $15,000. We have issued Bridgehead a warrant for 1,500,000 shares exercisable at $0.0375 per share which vests in 3 tranches: one half on January 12, 2006, one quarter on June 1, 2006, and one quarter on October 31, 2006. The warrants expire on January 12, 2011. The warrants issued in conjunction with the Bridgehead agreement were valued and recorded as equity by the Company in accordance with EITF 00-19. In valuing these warrants, we elected to use the Black Scholes model. The effect of this valuation was the creation of fair value of the Warrants of $59,623 which was allocated to additonal paid-in capital; the value of the warrants is expensed to consulting expense as they vest.


(11) Concentration of Credit Risk.

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalent accounts in financial institutions, which from time to time exceed Federal depository insurance coverage limits. At May 31, 2006, cash and cash equivalents did not exceed federally insured limits.


(12) Subsequent events

In June 2006 Poseidis formed an independent advisory board to advise the Board of Directors and senior management on strategic planning issues, business development matters, and other corporate matters. Three members have been appointed to the advisory board as of July 26, 2006. Poseidis has agreed to issue stock options to purchase 100,000 of our common stock to each member of the advisory board exercisable at the then current market value of Poseidis' common stock on the date of approval of such options by the Poseidis Board of Directors. Such options are to be issued under, and governed by, an equity incentive plan to be adopted by Poseidis.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this report and appearing in our annual report filed on Form 10-KSB for the fiscal year ended February 28, 2006.

                           FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, the successful commercialization of our products and services, future demand for our products, general economic conditions, government and environmental regulation, competition and customer strategies, technological innovations, changes in our business strategy or development plans, capital deployment, business disruptions, our ability to consummate future financings, the re-inclusion of our common stock for quotation on the NASD OTC Bulletin Board ("OTC-BB"), and other risks and uncertainties, certain of which are beyond our control. Additional factors that could affect the Company's forward-looking statements include, among other things: the restatement of the quarterly financial statement for the second and third quarters in the fiscal year ended February 28, 2006; negative reactions from the Company's stockholders, creditors, or employees to the results of the review and restatement or delay in providing financial information caused by restatement; the impact and result of any litigation (including private litigation), or of any investigation by the Securities and Exchange Commission or any investigation by any other governmental agency related to the Company; the Company's ability to manage its operations during and after the financial statement restatement process; and the Company's ability to successfully implement internal controls and procedures that remediate any material weakness in controls and ensure timely, effective and accurate financial reporting. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected.

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

     We have had no revenues from our current operations, our operations since inception in 1998 have not generated a profit, and we have relied on, and will continue to rely on, significant external financing to fund our operations. During the fiscal year ended February 28, 2006, our financing came primarily from the sale of $644,000 of convertible debentures and approximately $86,000 in private placement proceeds. Subsequent to year-end we closed on $917,800 in gross proceeds from the private sale of our securities in the 2006 Private Placement. We also have a commitment for gross proceeds of up to $8.0 million that is available to us under the Standby Equity Distribution Agreement ("SEDA") upon the satisfaction of certain conditions including the effectiveness of an SEC registration statement covering, among other securities, the common stock issuable in exchange for the SEDA funds, and the listing of our of shares for quotation on the OTC-BB. The OTC-BB has temporarily ceased quoting our shares. The filing of this quarterly report on Form 10-QSB for the three months ended May 31, 2006 eliminates the remaining reason for our OTC-BB de-listing. Upon the filing of the 10-QSB, we will pursue re-inclusion of our share quotation on the OTC-BB. If we determine not to utilize any of the $8.0 million SEDA funds, we will need to raise at least approximately $9.2 million in additional capital to finance operations and other expenses from October 2006 through calendar year-end 2007. To the extent we do draw on the SEDA to finance operations as described above, the aforesaid $9.2 million figure will decrease by the net amount of such draws.

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

     Between August 2005 and February 2006, we received an aggregate of $644,000 in principal amount of convertible debt in two financing transactions with Cornell Capital pursuant to the terms of the two Securities Purchase Agreements ("SPA's"). In exchange for financing under the SPA's, we have issued to Cornell Capital $644,000 of our 12% secured, Convertible Debentures. The SPA's conversion provisions entitle Cornell Capital at any time, and from time to time, to convert all or any part of the principal plus accrued interest into Poseidis' common stock , at a per share price equal to $0.0497 per share with respect to $300,000 in principal amount and interest accrued thereon and at a per share price equal to $0.04 per share with respect to $344,000 in principal amount and interest accrued thereon, which may be adjusted under certain circumstances. The maturity date of each of the three Convertible Debentures is September 1, 2007; monthly payments of principal and accrued interest commence on September 1, 2006 as to each of the Convertible Debentures. We have the right to redeem the Convertible Debentures without a premium if the market price for our common stock is greater than the conversion price then in effect. Otherwise, a redemption premium of 20% applies to all three Convertible Debentures.

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

     In March 2006, Poseidis completed the 2006 Private Placement and received gross proceeds of $917,800 from the sale of units consisting of convertible debentures and warrants.

     In March 2006 we entered into a bridge loan agreement with Portfolio Lenders. Under the agreement we obtained gross proceeds of $100,000 and agreed to pay interest at a rate of 15%, repay the loan on demand, and issue 100,000 warrants to the lender exercisable at $0.05 per share. A total of 30 days worth of interest $1,250 was paid in advance on the closing date. The Company repaid all amounts due and owing under the March 2006 Portfolio Lenders Note on April 11, 2006.

     In May 2006 we issued a Promissory Note to Portfolio Lenders pursuant to which the Company obtained a loan in the principal amount of $250,000 with a 15% interest rate of which 90 days worth of interest $9,375 was paid in advance on the closing date. The principal and accrued but unpaid interest shall be paid in full on or before the earlier of (i) 60 days after the effective date of the Registration Statement on Form SB-2 as filed by Poseidis on April 14, 2006 or
(ii) October 31, 2006. In conjunction with this Promissory Note we issued warrants to purchase 1,000,000 shares of the Company's common stock exercisable at $0.05 per share.

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

     We generated a net loss of $3,294,210 during the year ended February 28, 2005, a net loss of $1,569,140 during the year ended February 28, 2006, a net loss of $699,808 during the three months ended May 31, 2006, and a net loss of $145,748 during the three months ended May 31, 2005. Our accumulated deficit as of February 28, 2006 was $8,312,661 and as of May 31, 2006 was $9,012,470. As of
July 31, 2006, our available cash position was approximately $21,500. We are continuing to seek additional financing to meet our working capital needs and to continue on-going equipment installation at the Source, development of our pilot plant, development of our commercial production and bottling facility, and other elements of our business plan. We expect that operating and development expenses will increase significantly as we continue to implement our plan. No assurance can be given that we will be successful in completing these or any other financings at the minimum level necessary to fund our working capital requirements or to complete our development plan or at all. If we are unsuccessful in completing these financings, or in acquiring the funds available pursuant to the SEDA, we will not be able to fund our working capital requirements or execute our business plan, we will run out of cash and have to substantially reduce or curtail the development of our project.

     Our operating plan seeks to minimize our capital requirements, but construction of our production facility, purchase of equipment, expansion of our staff, and other expenses will require additional capital. We expect that operating and production expenses will increase significantly as we continue to ramp up.

     We are continuing to seek financing sources. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of equity (including the sale of common stock under the SEDA) or debt financing. We believe that if we raise approximately $9.2 million in debt and equity financings, excluding the SEDA, we would have sufficient funds to meet our needs for working capital and repayment of debt (approximately $2.5 million) and for capital expenditures (approximately $6.7 million) from October 2006 through calendar year-end 2007.

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

     The Convertible Debentures are secured by security agreements covering substantially all of our business assets dated August 26, 2005 (as to the 2005 Debentures) and February 1, 2006 (as to the February 2006 Debenture), respectively, and by a pledge and escrow agreement dated February 1, 2006 whereby we have pledged 20,000,000 shares of our common stock to secure repayment of the Convertible Debentures. Principal plus accrued interest may be converted at Cornell Capital's option, into shares of our common stock at a price per share of $0.0497 (as to the 2005 Debentures) and $0.04 (as to the February 2006 Debenture). If the holder elects to convert, we may redeem the portion of the debenture that was subject to the conversion notice by paying 120% of the amount being redeemed. Cornell Capital is restricted from acquiring such number of shares upon conversion of the Convertible Debentures if such conversion would result in Cornell Capital owning in excess of 4.9% of our outstanding common stock, which may only be waived by Cornell Capital either in its sole discretion with 60 days' notice or without notice upon an event of default. This restriction may significantly limit and delay our ability to access funds under the SEDA.

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

                              GOING CONCERN MATTERS

     Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of May 31, 2006, we had an accumulated deficit of approximately $9,012,000. We are continuing to seek financing sources. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. No assurances can be given that such financing will be available in sufficient amounts or at all. Continuation of our operations through fiscal year 2007 is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                        LIQUIDITY AND FINANCIAL CONDITION

     At May 31, 2006, cash and cash equivalents were $39,942. Total liabilities at May 31, 2006 were $2,480,864 consisting of current liabilities in the aggregate amount of $1,248,125 and long-term liabilities in the amount of $1,232,739. At May 31, 2006, assets included $0 in inventories, property and equipment, net, of $585,883, net intangibles of $1,373,701, other current assets of $28,879 and other assets of $121,624. As of May 31, 2006 our working capital deficit was $1,179,304 as compared to $846,787 at May 31, 2005.

     We expect to incur substantial operating losses as we continue our commercialization efforts. We are continuing to seek financing sources. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of equity (including the sale of common stock under the SEDA) or debt financing. We believe that if we raise approximately $9.2 million in debt and equity financings, excluding the SEDA, we would have sufficient funds to meet our needs for working capital and repayment of debt (approximately $2.5 million) and for capital expenditures (approximately $6.7 million) from October 2006 through calendar year-end 2007.

                              RESULTS OF OPERATIONS

   THREE MONTHS ENDED MAY 31, 2006 COMPARED TO THREE MONTHS ENDED MAY 31, 2005

Revenues

     The Company has generated no revenues since inception.

General and Administrative Expenses

     General and administrative expenses during the three months ended May 31, 2006, increased by $10,350 or approximately 19% to $65,005 from $54,655 in the three months ended May 31, 2005. This increase was primarily due to higher office, rent, travel and entertainment expenses.

Consulting Fees

     Consulting fees were $102,342 during the three months ended May 31, 2006 as compared to $58,958 in the three months ended May 31, 2005 for an increase of $43,384 or approximately 74%. This increase was due primarily to expenses for CFO (Bridgehead Partners, LLC) and business development services (Phoenix Ventures) during the three months ended May 31, 2006 as compared to the three month ended May 31, 2005.

Professional Fees

     Professional fee expenses during the three months ended May 31, 2006 were $311,744 as compared to $0 in the three months ended May 31, 2005. The increase was due to increased expenditures for legal fees, financial advisory services, graphic design and website development.

Other income (Expense)

     Interest expense for the three months ended May 31, 2006 increased by $183,544 to $183,640 from $96 in the three months ended May 31, 2005. Interest expense represents the amortization of the discount on our debt obligations of $167,557 and interest expense accruals of $38,600.

Net Loss to Common Shareholders

     Net loss to common shareholders was approximately $699,808 or $0.01 per share for the three months ended May 31, 2006 as compared to a net loss of $145,748 or $0.01 per share for the three months ended May 31, 2005. The increase in net loss for the period was principally due to a increases in consulting expenses and general and administrative expenses, increased interest expense on outstanding debt including the amortization of the discount on the warrants and the embedded derivatives on our various debt obligations, 2) an increase in professional fees for legal fees, financial advisory service, graphic design and website development, and 3) amortization charges relating to the issuance of warrants and convertible notes.

Accumulated Deficit

     Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next several years. As of May 31, 2006, our accumulated deficit was $9,012,470.

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

     Our operations since inception in 1998 have not generated a profit. We have a commitment for $8.0 million in gross proceeds that will be available to us under the SEDA upon the satisfaction of certain conditions including the effectiveness of an SEC registration statement covering, among other securities, the common stock issuable in exchange for the SEDA funds, and reinclusion of our common stock for quotation on the OTC-BB. If we determine not to utilize any of the $8.0 million SEDA funds, we will need to raise at least approximately $9.2 million in additional capital to finance operations and other expenses from October 2006 through calendar year-end 2007. To the extent we do draw on the SEDA funds to finance operations as described above, the aforesaid $9.2 million figure will decrease by the amount of such draws. If we are unsuccessful in accessing the funds available pursuant to the SEDA or in obtaining necessary capital from other sources, we will run out of cash and have to substantially reduce or curtail the development of our project.

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

Number of Employees

     By September 2007 we do not expect our number of employees to increase significantly.

     The Company maintains its executive offices at 222 Lakeview Ave., Suite 160, West Palm Beach, FL 33401, telephone: (305) 428-3757.

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

     We have no revenues from our current operations as of the date of this report and we have relied on, and will continue to rely on, significant external financing to fund our operations. During the fiscal year ended February 28, 2006, our financing came primarily from the sale of $644,000 of convertible debentures and approximately $86,000 in private placement proceeds. In addition, we have recently closed on $917,800 in gross proceeds from the private sale of our securities and obtained loans of $100,000, $250,000 and $30,000 respectively. We have a commitment for gross proceeds of up to $8.0 million that will be available to us under the SEDA upon the satisfaction of certain conditions including the effectiveness of an SEC registration statement covering, among other securities, the common stock issuable in exchange for the SEDA funds. If we determine not to utilize any of the $8.0 million SEDA funds, we will need to raise at least approximately $9.2 million in additional capital to finance operations and other expenses from October 2006 through calendar year-end 2007. To the extent we do draw on the SEDA funds to finance operations as described above, the aforesaid $9.2 million figure will decrease by the amount of such draws.

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

     We plan to install pumping equipment at the Source and to construct, first, a small-scale production facility capable of manufacturing limited quantities of samples of our envisioned final product (the carbonation in these samples will vary slightly compared to the carbonation in the final commercial product) and, second, a full-scale commercial production plant plus related infrastructure improvements at and around the Source. To accomplish this, and cover other expenses from October 2006 through calendar year-end 2007, we will need to raise approximately $9.2 million in financing from October 2006 through calendar year-end 2007 (excluding the $8.0 million in SEDA funds available to us). To the extent we utilize the SEDA funds, such $9.2 million figure that we will need to raise will be reduced on a dollar-for-dollar basis. However, there can be no assurance that one or more financing transactions will be completed at all, or on terms favorable to us.

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

     Our operating results will be significantly impacted by any negative changes in the availability or character of the natural mineral spring water from the Source Changes in government policy concerning the Source or the bottled water industry in general, environmental concerns, political or civil unrest, and other unpredictable events could adversely affect our business in the future.

OUR  FAILURE  TO  SUCCESSFULLY  IMPLEMENT  OUR  GROWTH  STRATEGY  COULD HARM OUR
BUSINESS.

     Our growth strategy involves the launch of our primary product in France, a phase-in of our primary product in other geographic markets, and then expanding our product lines and the number of markets served. Achieving our growth strategy is critical in order for our business to achieve economies of scale and to achieve profitability. Increasing the number of products we offer and the number of markets we serve depends on a number of factors including market acceptance of our products, our ability to raise necessary capital, hiring necessary management and operations personnel, successful construction of our small-scale production plant and full-scale production plant, our obtaining of distribution agreements in our desired markets on terms favorable to us, and other ramp-up milestones. Any condition that would deny, limit or delay our ability to achieve these and other milestones in the future will constrain our ability to grow. There can be no assurance that we will be able to successfully implement our growth strategy.

     An inability to obtain financing, hire and retain qualified personnel, secure the required equipment and facilities in a timely and cost-effective manner, efficiently operate our facilities, or obtain the necessary regulatory approvals may adversely affect our ability to achieve our growth strategy. We cannot assure you that we will be able to successfully establish new markets and our failure to do so could harm our business

     Expansion of our product lines and markets may also strain our existing management resources and operational, financial and management information systems to the point that they may became inadequate to support our operations, requiring us to make significant expenditures in these areas. We expect that we will need to develop further financial, operational and management controls, reporting systems and procedures to accommodate future growth. We cannot assure you that we will be able to develop these controls, systems or procedures on a timely basis, and the failure to do so could harm our business.

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

FOREIGN CURRENCY RISKS.

     Poseidis will have operations throughout the world including production facilities in France and offices in France and the U.S. We will export products to various countries. Poseidis purchases services and materials and will sell its products in foreign currencies, therefore currency fluctuations may have an effect on Poseidis' results of operations, balance sheet and cash flow. Since Poseidis will export many products from France and may generate a substantial portion of its revenues in currencies other than the euro, Poseidis' results of operations would be adversely affected by an appreciation of the euro against other currencies, in particular the U.S. dollar. Further, the majority of the Company's financing to date has been raised in U.S. dollars while its major expenditures and asset purchases are in euros, leaving it exposed to significant changes in currency conversion rates.

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

OUR MAINTENANCE COSTS WILL INCREASE AT OUR PRODUCTION FACILITY.

     While our small-scale production plant and full-scale production plant are scheduled for construction in 2006 and 2007, and into the first quarter of 2008, history has shown that maintenance costs will increase over time. We will incur lower maintenance expenses during the first few years of operations. As equipment ages, the cost to maintain it naturally increases. In addition, the costs of maintenance increase each year due to increases in parts prices from manufacturers and increases in labor rates. Ongoing manufacturer and regulatory directives also increase maintenance costs. Our maintenance costs will increase both on an absolute basis and as a percentage of our operating expenses, as our production facility ages.

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

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY.

     Our success and ability to compete depends in part upon our proprietary rights and intellectual property. We have no registered trademarks in the United States, but have two registered trademarks in France. They are "St. Troliere" (stylized letters) and "Montespan" (stylized letters and fleur de lis design). Both are registered in appropriate International Classes consistent with our business development strategies. We do have the opportunity to seek registration of these marks and others in the United States and in other jurisdictions, but can give no assurance whether registration will be granted. In the meantime, existing laws afford only limited protection for intellectual property based upon use of the trademarks without registration. If we are unable to adequately protect our intellectual property or become subject to intellectual property infringement claims, we may become involved in costly and time-consuming litigation.

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

WE FACE RISKS RELATED TO OUR ACCOUNTING RESTATEMENTS.

     On July 25, 2005 we publicly announced that we had discovered accounting errors in previously reported financial statements. Following consultation with our independent accountants, we restated our financial statements for the quarters ended August 31, 2005 and November 30, 2005. The restatements related to (1) the accounting for certain debt financings conducted by the Company in August and October 2005 as well as certain compensatory warrants issued by the Company and (2) the accounting for the issuance of the Company's common stock in payment of certain accrued expenses. Further information about these restatements is contained in our Current Report on Form 8-K filed July 25, 2006, as amended September 13, 2006 and September 20, 2006, our Amended Quarterly Report on Form 10-QSB/A for the three months ended August 31, 2005, and our Amended Quarterly Report on Form 10-QSB/A for the three months ended November 30, 2005.

     The restatement of these financial statements may lead to litigation claims and/or regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management's attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty raising equity capital or obtaining other financing as a result of these restatements and we may not be able to effectuate our current business strategy. Moreover, we may be the subject of negative publicity focusing on the financial statement errors and resulting restatement and negative reactions from our stockholders, creditors or others with whom we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL AND DISCLOSURE CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD. AS A RESULT, CURRENT AND POTENTIAL STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING WHICH WOULD HARM OUR BUSINESS AND THE TRADING PRICE OF OUR SECURITIES.

     Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have in the past discovered, and may in the future discover, areas of our disclosure and internal controls that need improvement. As a result after a review of our August 31,  2005 and  November  30,  2005  operating  results,  we identified certain deficiencies in some of our disclosure controls and procedures which we have addressed as stated below.

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

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY.

     Our common stock may in the future experience significant price and volume fluctuations that could adversely affect the market price of our common stock and/or our stockholders' ability to sell our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

THE OTC BULLETIN BOARD HAS TEMPORARILY CEASED QUOTING OUR COMMON STOCK. UPON THE FILING OF THIS REPORT WITH THE SEC OUR STOCK WILL AGAIN BE ELIGIBLE FOR QUOTATION ON THE OTC-BB. IT IS UNCERTAIN AS TO WHEN THE RE-INCLUSION OF OUR SHARE QUOTATION ON THE OTC-BB WILL BE ACHIEVED.

     On July 19, 2006, the OTC-BB temporarily ceased quoting our shares because our annual report on Form 10-KSB for the year ended February 28, 2006 had not been filed with the SEC. The filing of that report on September 13, 2006 eliminated that eligibility deficiency. In addition, our quarterly report on Form 10-QSB for the three months ended May 31, 2006, became overdue. Upon filing of our 10-QSB for the quarter ended May 31, 2006, the Company's stock will again be eligible for quotation on the OTC-BB, and we will pursue re-inclusion of our share quotation on the OTC-BB. It is uncertain as to when the re-inclusion of our share quotation on the OTC-BB will be achieved.

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

o granting a security interest in Poseidis' assets, which security interest may be needed in order to obtain borrowings or capital from a lender, except that the secured party is obligated to subordinate the priority of its security interest under certain circumstances; or

o other matters as stated in our agreements with Cornell as filed with our SEC reports which are available at the SEC website.

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

POSSIBLE AMENDMENT OF STANDBY EQUITY DISTRIBUTION AGREEMENT (SEDA)

     As a result of the number of shares that could be acquired by Cornell Capital upon full utilization of the SEDA, Cornell Capital could become an affiliate of the Company and own a majority of the Company's outstanding common shares. Accordingly, in light of recent informal positions taken by the Securities and Exchange Commission, the Company may be required to amend the SEDA to substantially reduce the dollar amount available under the SEDA. To the extent that the Company must substantially reduce the amount of financing available under the SEDA, the Company's financing plans may be materially adversely affected. Additionally, further delays could occur with respect to the review and approval of any future registration statements covering changes made to the SEDA shares.

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

OUR ABILITY TO GENERATE THE CASH NEEDED TO MAKE PAYMENTS ON THE CONVERTIBLE DEBENTURES AND OUR OTHER OBLIGATIONS AND TO OPERATE OUR BUSINESS DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

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

     We have a significant amount of debt. Our significant amount of debt could have important consequences to stockholders. For example, it could:

     o    Make it more difficult for us to satisfy our creditors;
     o increase our vulnerability to adverse economic and general industry conditions;
     o require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which would reduce the availability of our cash flow from operations to fund working capital, capital expenditures or other general corporate purposes; and
     o limit our flexibility in planning for, or reacting to, changes in our business and industry; and o Limit our ability to borrow additional funds in the future.

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

RESTRICTIONS UNDER THE CONVERTIBLE DEBENTURES AND THE SEDA COULD SIGNIFICANTLY LIMIT OUR ABILITY TO ACCESS FUNDS UNDER THE SEDA.

     Cornell Capital is restricted from acquiring shares of our common stock upon conversion of the Convertible Debentures or pursuant to the SEDA which would result in Cornell Capital holding in excess of 4.9% and 9.9%, respectively, of our issued and outstanding common stock. Pursuant to the terms of the Convertible Debentures, this restriction may only be waived by Cornell Capital either in its sole discretion with 65 days' notice or without notice upon an event of default. This restriction may significantly limit and delay our ability to access funds under the SEDA and, accordingly, may affect our ability to implement our business plan.

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

SHAREHOLDERS WILL EXPERIENCE SIGNIFICANT DILUTION FROM OUR SALE OF SHARES UNDER THE SEDA.

     The sale of shares pursuant to the SEDA will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is, the more shares of common stock we will have to issue under the SEDA to draw down the full amount. If our stock price is lower, then our stockholders would experience greater dilution.

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


Item 3. Controls and Procedures

     As of May 31, 2006, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the first quarter of fiscal 2007 or subsequent to the date of the evaluation by management.



                                     Part II


Item 1. Legal Proceedings

     As of the date of this report, we are not a party to any material legal proceedings.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     All unregistered equity securities sold during the quarter ended May 31, 2006 have previously been reported in a Current Report on Form 8-K.

Item 3. Defaults upon Senior Securities

     None.


Item 4. Submission of Matters to a Vote of Security Holders

     None.


Item 5. Other Information

     None.


Item 6. Exhibits and Reports on Form 8-K

     (a) EXHIBITS. The following exhibits filed as part of this Report or incorporated herein by reference:

Exhibit
Number      Description                                                 Location
---------- ------------------------------------------------------------ --------

10.1       Amended and Restated Real Estate Purchase Agreement dated as of March 15, 2006 between  Christian  Berthier and Montespan
           SAS.                                                              (2)

10.2       Form of Unsecured Convertible Debenture from 2006 Private
           Placement.                                                        (3)

10.3       Form of A Warrant from 2006 Private Placement.                    (3)

10.4       Form of B Warrant from 2006 Private Placement.                    (3)

10.5       Form of C Warrant from 2006 Private Placement.                    (3)

16.1       Letter from Durland and Company, CPAs, PA regarding change
           of certifying accountant.                                         (4)

31.1       Certification by Chief Executive Officer pursuant to Section
           302 of Sarbanes-Oxley Act of 2002.                                (1)

31.2       Certification of Chief Financial Officer pursuant to Section
           302 of Sarbanes-Oxley Act of 2002.                                (1)

32.1       Certification  by Chief  Executive  Officer  pursuant  to 18
           U.S.C.  Section 1350, as adopted  pursuant to Section 906 of
           the Sarbanes-Oxley Act of 2002.                                   (1)

32.2       Certification  by Chief  Financial  Officer  pursuant  to 18
           U.S.C.  Section 1350, as adopted  pursuant to Section 906 of
           the Sarbanes-Oxley Act of 2002.                                   (1)

99.1       Promissory Note dated as of May 12, 2006 issued to Portfolio
           Lenders II, LLC in the principal amount of $250,000.              (5)

99.2       Warrant dated as of May 12, 2006 issued to Portfolio Lenders
           II, LLC (1,000,000 shares).                                       (5)
-----------------------
(1)  Filed herewith.

(2) Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2006 and incorporated herein by reference.

(3) Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 and incorporated herein by reference.

(4) Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2006 and incorporated herein by reference.

(5) Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2006 and incorporated herein by reference.


     (b) REPORTS ON FORM 8-K. During the quarter ended May 31, 2006, the Company filed the following Reports on Form 8-K:

     On March 21, 2006, the Company filed a Current Report on Form 8-K reporting the entry into a material agreement by Montespan and Christian Berthier.

     On April 6, 2006, the Company filed a Current Report on Form 8-K reporting the termination of our offering of units of our securities in a private placement.

     On April 18, 2006, the Company filed a Current Report on Form 8-K reporting the change of our certifying accountant. This Current Report on Form 8-K was later amended on June 26, 2006.

     On May 17, 2006, the Company filed a Current Report on Form 8-K reporting the issuance of a Promissory Note to Portfolio Lenders II pursuant to which we obtained a loan in the principal amount of $250,000 and issued warrants to purchase 1,000,000 shares of the Company's common stock. We also reported the engagement of Moore Stephens, P.C. by the Company to serve as the Company's independent accountants.







                [Balance of this page intentionally left blank.]

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 POSEIDIS, INC.
                            -----------------------
                                  (Registrant)


Dated:  October 2, 2006
                               By: /s/Louis Pardo
                                  -------------------------------------------
                                  Louis Pardo
                                  Chief Executive Officer and President


Dated: October 2, 2006
                             By: /s/John J. McGovern
                                 -------------------------------------------
                                 John J. McGovern
                                 Chief Financial Officer,
                                 Executive Vice President and Treasurer
                                 (Principal Financial Officer and
                                 Principal Accounting Officer)