Form 10QSB/A
period 2006-05-31
POSEIDIS INC
filed 2006-10-03
CIK 1088399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB/A1
                                AMENDMENT NO. 1

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



Transitional Small Business Disclosure Format: Yes [_] No [X]



                       Statement Regarding This Amendment

We are amending our Form 10-QSB for the quarter ended May 31, 2006 previously filed on October 2, 2006. This Form 10-QSB/A Amendment No. 1 ("Amendment No. 1") amends the previously filed Form 10-QSB to correct a check-the-box error on the cover page of the previously filed Form 10-QSB wherein we had checked the "No" box instead of the "Yes" box in response to the item: "Check whether the issuer
(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days." Except as stated in this introductory statement, this Amendment No. 1 is identical in all respects to our previously filed Form 10-QSB for the quarter ended May 31, 2006.

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



                                 POSEIDIS, INC.
                            -----------------------
                                  (Registrant)


Dated:  October 3, 2006
                               By: /s/Louis Pardo
                                  -------------------------------------------
                                  Louis Pardo
                                  Chief Executive Officer and President


Dated: October 3, 2006
                             By: /s/John J. McGovern
                                 -------------------------------------------
                                 John J. McGovern
                                 Chief Financial Officer,
                                 Executive Vice President and Treasurer
                                 (Principal Financial Officer and
                                 Principal Accounting Officer)