Form 10KSB/A
period 2006-02-28
POSEIDIS INC
filed 2007-09-28
CIK 1088399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A


(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended: February 28, 2006

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______ to ______


Commission File Number 0-26329


                                 POSEIDIS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


            FLORIDA                                         65-0867538
-----------------------------------                 ------------------------
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

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                EXPLANATORY NOTE

The purpose of this Annual Report on Form 10-KSB/A is to amend the Form 10-KSB for the Fiscal Year Ended February 28, 2006 that was filed with the SEC on September 13, 2006 in response to the comment letter from the SEC staff dated October 20, 2006.

The Company's management has reviewed and approved, and takes full responsibility for, the revisions made to the Form 10-KSB for the Fiscal Year Ended February 28, 2006 as set forth in this 10-KSB/A.

TABLE OF CONTENTS

                                     PART I

ITEM 1.         DESCRIPTION OF BUSINESS                                        5

ITEM 2.         DESCRIPTION OF PROPERTY                                       15

ITEM 3.         LEGAL PROCEEDINGS                                             15

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           15

                                     PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS      16

ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     18

ITEM 7.         FINANCIAL STATEMENTS                                          42

ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
                DISCLOSURE                                                    42

ITEM 8A.        CONTROLS AND PROCEDURES                                       42

ITEM 8B.        OTHER INFORMATION                                             42

                                    PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT    42

ITEM 10.        EXECUTIVE COMPENSATION                                        45

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                47

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                48

ITEM 13.        EXHIBITS                                                      48

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES                        51

FINANCIAL STATEMENTS                                                         F-1

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

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

         Poseidis, Inc. ("Poseidis" or the "Company"), together with its subsidiary Montespan SAS ("Montespan"), is engaged in the development of a sparkling mineral water spring in central France known as the La Troliere Spring. We refer to this spring as the "Source". Our objectives are to develop and market a new brand of sparkling natural mineral water under the brand name "l' Eau de Montespan" as well as other beverage products, potentially a line of cosmetics products utilizing the mineral water drawn from the Source, and other related products and merchandise.

         REAL ESTATE PURCHASE AGREEMENT

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

         CONVERTIBLE DEBENTURE FINANCING

         Poseidis has obtained convertible debenture financing from Cornell Capital Partners, LP ("Cornell Capital" or "Cornell") in the aggregate principal amount of $644,000, all of which has been fully funded, and Poseidis has also entered into a standby equity distribution agreement ("SEDA") with Cornell Capital to sell a variable amount of shares for gross proceeds of up to $8,000,000.

         BUSINESS STRATEGY

         Our primary business strategy is focused first on developing the Montespan brand of sparkling natural mineral water and commencing sales of that product in North America (U.S. and Canada), the Middle East and subsequently in other geographic markets in Europe and North America.

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

         FINANCIAL OVERVIEW

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

         On July 19, 2006, the OTC-BB temporarily ceased quoting our shares because our annual report on Form 10-KSB for the year ended February 28, 2006 had not been filed with the U.S. Securities and Exchange Commission ("SEC"). The filing of this report eliminates that eligibility deficiency. In addition, our quarterly report on Form 10-QSB for the three months ended May 31, 2006, has not been filed with the SEC but we expect it will be filed on or about September 28, 2006. The Company's common stock is currently quoted through various market makers on the Pink Sheets Electronic Quotation Service (the "Pink Sheets") published by the National Quotation Bureau under the symbol "PSED". The Pink Sheets is a centralized quotation service that collects and publishes market maker quotations of securities. Quoted stocks on the Pink Sheets are available on www.pinksheets.com and www.OTCquote.com. Upon filing of our 10-KSB for the year ended February 28, 2006 and our 10-QSB for the quarter ended May 31, 2006, the Company's stock will again be eligible for quotation on the OTC-BB.

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

         THE MINTEL REPORT

         According to an October 2005 bottled water market research report by Mintel International Group, Ltd. (the "Mintel Report"), the consumption of bottled water has been rapidly increasing worldwide. The Mintel Report states that in the U.S., the consumption of bottled water increased from 11.9 billion liters in 1995 to 27.2 billion liters in 2005; consumption more than doubled within ten years. The Mintel Report also noted that the Beverage Marketing Corporation (an industry consultancy), bottled water consumption in the U.S. has surpassed that of milk, coffee, and beer. U.S. consumption of sparkling water has also accelerated, with the market beating 9.3% volume growth in 2004. Imported water achieved its third consecutive year of double-digit volume growth in 2004, growing by 18.3% when compared to 2003.

         THE TGI GLOBAL REPORT

         According to a February 2004 report titled "Soft Drinks: A fluid picture" by TGI Global (the "TGI Global Report"), sparkling mineral waters have an average higher selling price and as a result higher profit margins. The TGI Global Report states that the European market is characterized by its diversity:
95% of the mineral waters sold in Germany and more than 65% in Italy are sparkling. In some countries drinking habits reflect the local culture. For example, in France, Germany and Poland over 80% of the population drink bottled mineral water. In Germany, where penetration of bottled mineral water is 88%, compared with just 61% for carbonates, almost half of all consumers also agree with the statement "I consider my diet to be very healthy". The TGI Global Report suggests that the global demand for sparkling mineral waters is increasing rapidly. World consumption of bottled mineral water is growing at a rate of 9 percent per year, almost twice the increase registered by consumption of other non-alcoholic beverages. The regions with the most growth were Asia which registered the largest increase last year, with 16 percent growth followed by North America, with an 11 percent increase according to the TGI Global Report. This has prompted existing water companies to try and increase their market shares outside Europe as demonstrated by recent acquisitions by Nestle and the Group Danone.

PRODUCTS/BRAND

         Poseidis will exploit the potential for high-end brand positioning and plans to initially offer two products:

         Bottled Mineral Water: L' Eau de Montespan will be a luxury traditional mineral water. L' Eau de Montespan will possess all the qualities of premium sparkling mineral water and will be comparable to Chateldon Water, which is considered by many to be the best mineral water in France. Production and sale of Chateldon Water is limited to one million liters per year, which restricts its distribution primarily to the French market. Management believes that its mineral water will be comparable to Chateldon Water for several reasons. Firstly, it will have limited production and limited availability and will generally be available only in high-end restaurants and hotel establishments. Secondly, the source of the Montespan Water is from a similar source as the Chateldon Water with respect to water quality and processing Management believes its water quality will be similar to Chateldon based on carbonation level, purity of water, i.e., absence of Phosphates and Nitrates, quantity of dry matter per liter, and salt concentration levels. Thirdly, Montespan will be priced similarly to Chateldon Water at or above the price that Chateldon Water is available at retail. Generally, this product will not be a mass market product as is the case with Chateldon Water.


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

         Poseidis will develop a production and processing facility at the Source divided into the following main steps:

o Initial capture at the Source - La Troliere is an artesian source and the water is pumped at a depth of approximately 182 meters then transferred to the storage location by a system of pipes.

o From the point of capture, stainless steel pipes take the water to the conditioning plant where the water is first degasified. Deferritization is a filtering process to reduce the iron content of the water using a fine-grade silica sand. No chemical or artificial treatment is used for deferritization.

o After deferritization, the mineral water will be packaged in bulk for container shipment to our to-be-acquired bottling operation in North America for final processing and bottling. In conjunction with a supplier, we have developed innovative, single-use bulk shipping containers that will be used to transport the water from the Source to the North American bottling plant. The containers will be constructed with recyclable materials.

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

JOHN J. (JACK) MCGOVERN, EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER OF POSEIDIS

         Mr. McGovern has over twenty-five years of financial and executive management experience. He is the Chairman and a Managing Director of Bridgehead Partners, LLC which he founded in January of 2002. Recently, Mr. McGovern was the Chief Financial Officer of Lithium Technology Corporation from May 2004 until June 2005. From November 1999 until December 2001, Mr. McGovern was the Senior Vice President and CFO of Multex.com, Inc., a $100 million NASDAQ listed company that was considered the leading internet-based investment information and technology provider to the financial services industry. Multex was acquired by Reuters in March, 2003. Mr. McGovern received a B.S. degree in Accounting from Monmouth University and an MBA from Columbia University where he attended the Masters Degree Program for Executives. He is a Certified Public Accountant in the State of New Jersey (inactive).

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

TARGETED LAUNCH

         We are currently ramping up towards a targeted commercial launch of our natural mineral spring water product in the fourth quarter of 2007. Prior to our product launch, our strategy is to provide our sales team with high-quality samples with an approximate accuracy of 98% of the ultimate quality and composition of the commercial product which we believe will give the Company the ability to negotiate pre-launch agreements with major distribution networks in Europe and in the US, starting as early as first quarter 2007. The date of product launch will be dependent upon a number of factors, including the availability of financing for construction of our small-scale production facility, commercial-scale production facility, and related infrastructure; receipt of regulatory approvals, licenses and permits in France and other applicable jurisdictions at national and local levels; hiring qualified senior management and technical/operations personnel; obtaining key contracts, alliances, and vendor relationships; as well as our ability to raise additional capital.

COMPETITION

         The bottled water market is highly competitive. Our competitors in these markets include bottlers and distributors of nationally advertised and marketed products, bottlers and distributors of regionally advertised and marketed products, as well as bottlers of private label water products sold in chain stores. Actions by our major competitors and others in the beverage industry, as well as the general economic environment, could have an impact on our ability to gain any future market share.

         We intend to compete primarily on the basis of new products and packaging innovations, directed advertising and marketing programs to create brand awareness, retail space and distribution channel management, customer service, and multi-tiered distribution methods. We believe that brand recognition, market place pricing, consumer value, customer service, availability and consumer and customer goodwill will be the primary factors affecting our competitive position.

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

CERTAIN AGREEMENTS

         In order to implement our strategies, construct our plant and ramp-up our business, we have entered into agreements in the U.S. with Cornell Capital (equity financing and debt financing), Bridgehead Partners, LLC (financial consulting and related services), Phoenix Ventures, LLP (government/public relations and related services), and North Coast Securities Corporation (placement agent for a completed offering and a financial consulting and advisory agreement). Each of these agreements has been filed with the SEC and is referred to in the Item 13 exhibit index.

INTELLECTUAL PROPERTY

         We have no registered trademarks in the United States. In July 2006, we filed three trademark applications in the U.S. for "Poseidis", "Montespan", and "Night Water". We have two registered trademarks in France. They are "St. Troliere" (stylized letters) and "Montespan" (stylized letters and fleur de lis design). Both are registered in appropriate International Classes consistent with our business development strategies. The French registration for "St. Troliere" is valid until October 17, 2012 and the French registration for "Montespan" is valid until August 26, 2012. Both can be renewed for additional ten year terms within six months of the deadline for the registrations. We do have the opportunity to seek registration of these marks and others in the United States and in other jurisdictions, but can give no assurance whether registration will be granted. In the meantime, existing laws afford only limited protection for intellectual property based upon use of the trademarks without registration.

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

EMPLOYEES

         As of February 28, 2006, Poseidis did not have any employees. We did have three consultants, none of whom were full-time. As we progress with our development strategy we intend to hire full-time and part-time employees on a phased basis and to enter into employment agreements with our senior management.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                               MARKET INFORMATION

         As of February 28, 2006, our common stock was traded in the over-the-counter market, and "bid" and "asked" prices were quoted on the OTC-BB under the symbol "PSED". The following table sets forth certain information with respect to the high and low bid prices for our common stock on the OTC-BB for each quarter within the fiscal years ended February 28, 2006 and February 28, 2005. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions. On July 19, 2006, the OTC-BB ceased quoting our shares on the OTC-BB because our annual report on Form 10-KSB for the year ended February 28, 2006 had not been filed with the SEC. The Company's common stock is quoted through various market makers on the Pink Sheets published by the National Quotation Bureau.


                                                             Bid Prices for Common Stock
                                                     ---------------------------------------------
                                                            High                       Low
                                                     -------------------        ------------------
Fiscal Year Ended February 28, 2006

     Fourth Quarter ended February 28, 2006               $0.0900                    $0.0200
     Third Quarter ended November 30, 2005                $0.0800                    $0.0400
     Second Quarter ended August 31, 2005                 $0.2800                    $0.0510
     First Quarter ended May 31, 2005                     $0.1900                    $0.1100

Fiscal Year Ended February 28, 2005

     Fourth Quarter ended February 28, 2005               $0.2000                    $0.1350
     Third Quarter ended November 30, 2004                $0.3500                    $0.1650
     Second Quarter ended August 31, 2004                 $1.1700                    $0.1500
     First Quarter ended May 31, 2004                     $2.4500                   $0.4062*

-------------
* This low bid price is adjusted to reflect the 8:1 forward stock split on March
31, 2004.

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

                                                                    WEIGHTED-AVERAGE      NUMBER OF SECURITIES
                                                                    EXERCISE PRICE        REMAINING AVAILABLE
                                        NUMBER OF SECURITIES        OF OUTSTANDING     FOR FUTURE ISSUANCE UNDER
                                         TO BE ISSUED UPON            OPTIONS,        EQUITY COMPENSATION PLANS
                                      EXERCISE OF OUTSTANDING          WARRANTS          (EXCLUDING SECURITIES
                                         OPTIONS, WARRANTS          AND RIGHTS (B)      REFLECTED IN COLUMN (A))
PLAN CATEGORY                              AND RIGHTS (A)                                        (C)

Equity compensation plans
approved by security holders:                                N/A                N/A               N/A

Equity compensation plans not
approved by security holders:
                                    Options:
                                          2000
                                          Plan(1)              0                N/A                0
                                          2002
                                          Plan(1)              0                N/A                0

                                        Warrants
                                                       1,500,000            $0.0375                0
                                                       1,250,000              $0.12                0
                                                         500,000              $0.12                0
                                                       3,750,000              $0.08                0
                                                       1,250,000              $0.12                0
                                                       1,200,000              $0.25                0
                                                       9,000,000              $0.04                0
                                                       1,000,000              $0.05                0
TOTAL                                                 19,450,000(2)          $0.073                0

------------
(1) No outstanding grants have been made under the Company's 2000 Employee/Consultant Stock Compensation Plan (the "2000 Plan") or the Company's 2002 Employee/Consultant Stock Compensation Plan (the "2002 Plan"). The 2000 Plan and the 2002 Plan were terminated by Poseidis' Board of Directors in July 2006.

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

         In connection with the 2006 Offering, the Company issued the placement agent, North Coast Securities Corporation ("North Coast") 2,499,444 warrants for North Coast's role as the placement agent and 1,000,000 warrants for North Coast's role as financial advisor. These warrants have an exercise price of $0.05 and expire on February 1, 2011. The warrants were issued pursuant to the exemption provided under Section 4(2) of the Securities Act of 1933, as amended to accredited investors pursuant to a limited offering of the Company's securities.

         The Company issued to Cornell Capital in connection with debenture financing and SEDA financing, and related fees, an aggregate of 16,950,000 warrants to purchase shares of common stock with the following exercise prices and expiration dates:

Number of           Exercise             Expiration
Warrants            Price                Date
----------------    -----------------    ---------------------------
      1,250,000     $0.12                August 26, 2010
        500,000     $0.12                August 26, 2010
      3,750,000     $0.08                February 1, 2011
      1,250,000     $0.12                February 1, 2001
      1,200,000     $0.25                February 1, 2011
      9,000,000     $0.04                February 1, 2011

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

         We have had no revenues from our current operations, our operations since inception in 1998 have not generated a profit, and we have relied on, and will continue to rely on, significant external financing to fund our operations. During the fiscal year ended February 28, 2006, our financing came primarily from the sale of $644,000 of convertible debentures and approximately $86,000 in private placement proceeds. Subsequent to year-end we closed on $917,800 in gross proceeds from the private sale of our securities in the 2006 Private Placement. We also have a commitment for gross proceeds of up to $8.0 million that is available to us under the SEDA upon the satisfaction of certain conditions including the effectiveness of an SEC registration statement covering, among other securities, the common stock issuable in exchange for the SEDA funds, and the listing of our of shares for quotation on the OTC-BB. As noted above, the OTC-BB has ceased quoting our shares.

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

         We generated a net loss of $3,294,210 during the year ended February 28, 2005, and a net loss of $1,569,140 during the year ended February 28, 2006. Our accumulated deficit as of February 28, 2006 was $8,312,661. As of July 31, 2006, our available cash position was approximately $21,500. We are continuing to seek additional financing to meet our working capital needs and to continue on-going equipment installation at the Source and other elements of our business plan. We expect that operating and development expenses will increase significantly as we continue to implement our plan. No assurance can be given that we will be successful in completing these or any other financings at the minimum level necessary to fund our working capital requirements or to complete our development plan or at all. If we are unsuccessful in completing these financings, or in acquiring the funds available pursuant to the SEDA, we will not be able to fund our working capital requirements or execute our business plan, we will run out of cash and have to substantially reduce or curtail the development of our project.

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

                        LIQUIDITY AND FINANCIAL CONDITION

         At February 28, 2006, cash and cash equivalents were $73,314. Total liabilities at February 28, 2006 were $1,697,947 consisting of current liabilities in the aggregate amount of $940,517 and long-term liabilities in the amount of $757,430. At February 28, 2006, assets included $0 in inventories, property and equipment, net, of $443,572, net intangibles of $1,159,978, and prepaid expenses and other assets of $7,000. As of February 28, 2006 our working capital deficit was $846,787 as compared to $1,090,832 at February 28, 2005. We expect to incur substantial operating losses as we continue our commercialization efforts. We are continuing to seek financing sources. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of equity (including the sale of common stock under the SEDA) or debt financing. We believe that if we raise approximately $9.2 million in debt and equity financings we would have sufficient funds to meet our needs for working capital and repayment of debt (approximately $2.5 million) and for capital expenditures (approximately $6.7 million) over the next twelve months ending August 2007.

                              RESULTS OF OPERATIONS
      YEAR ENDED FEBRUARY 28, 2006 COMPARED TO YEAR ENDED FEBRUARY 28, 2005

REVENUES

The Company has generated no revenues during the prior two years.

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

PROFESSIONAL FEES

         Professional fee expenses during the year ended February 28, 2006 increased by $383,973 to $435,045 in the year ended February 28, 2006 from $51,072 in the year ended February 28, 2005. The increase was due to increased expenditures for legal and accounting fees, financial advisory services, graphic design and website development.

OTHER INCOME (EXPENSE)

         Interest expense for the year ended February 28, 2006 increased by $126,211 to $126,216 from $5 in the year ended February 28, 2005. Interest expense represents the amortization of the debt discount on the Debentures of $107,654 and the related interest expense.

NON-OPERATING INCOME - REAL ESTATE

         Non-operating income - real estate was $249,830 for the year ended February 28, 2006 versus $0 for the year ended February 28, 2005. The increase was due to a one time benefit derived under the 2006 purchase agreement for the land where the Source is located.

LOSS ON DERIVATIVE LIABILITY

         Loss on derivative liability, which was related to the embedded derivatives of the Cornell Capital Debentures, was $507,154 for the year ended February 18, 2006, with no corresponding amounts in prior years.

NET LOSS TO COMMON SHAREHOLDERS

         Net loss to common shareholders was approximately $1,481,000 or $0.02 per share for the year ended February 28, 2006 as compared to a net loss of $3,295,000 or $ 0.07 for the year ended February 28, 2005. The decrease in net loss for the year was principally due to a decrease in consulting expenses and general and administrative expenses and a one time gain realized due to the right to offset prior years' operating lease payments under a purchase agreement to acquire real estate executed in 2006 which was partially offset by the following factors:1) interest expense associated with outstanding borrowings and increased professional fees in 2006.

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

         Our primary business strategy is focused on initially developing the Montespan brand of sparkling natural mineral water and commencing sales of that product in North America (U.S. and Canada) and the Middle East and subsequently in other geographic markets in Europe and Asia.

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

Product Development; Market Entry Strategy. Poseidis will exploit the potential for high-end brand positioning initially with two product offerings:

         Bottled Mineral Water: L' Eau de Montespan will be a luxury traditional mineral water. L' Eau de Montespan will possess all the qualities of premium sparkling mineral water and will be comparable to Chateldon Water, which is considered by many to be the best mineral water in France. Production and sale of Chateldon Water is limited to one million liters per year, which restricts its distribution primarily to the French market. Management believes that its mineral water will be comparable to Chateldon Water for several reasons. Firstly, it will have limited production and limited availability and will generally be available only in high-end restaurants and hotel establishments. Secondly, the source of the Montespan Water is from a similar source as the Chateldon Water with respect to water quality and processing Management believes its water quality will be similar to Chateldon based on carbonation level, purity of water, i.e., absence of Phosphates and Nitrates, quantity of dry matter per liter, and salt concentration levels. Thirdly, Montespan will be priced similarly to Chateldon Water at or above the price that Chateldon Water is available at retail. Generally, this product will not be a mass market product as is the case with Chateldon Water.


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

         Poseidis will develop a production and processing facility at the Source divided into the following main steps:

o Initial capture at the Source - La Troliere is an artesian source and the water is pumped at a depth of approximately 182 meters then transferred to the storage location by a system of pipes.

o From the point of capture, stainless steel pipes take the water to the conditioning plant where the water is first degasified. Deferritization is a filtering process to reduce the iron content of the water using a fine-grade silica sand. No chemical or artificial treatment is used for deferritization.

o After deferritization, the mineral water will be packaged in bulk for container shipment to our to-be-acquired bottling operation in North America for final processing and bottling. In conjunction with a supplier, we have developed innovative, single-use bulk shipping containers that will be used to transport the water from the Source to the North American bottling plant. The containers will be constructed with recyclable materials.


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

         Our significant accounting policies are summarized in the Notes of our consolidated financial statements. While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements (or are anticipated to have such impact when operations commence) and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report. Our critical accounting policies are useful lives of assets, impairment testing of asset recognition, accounting for derivative instruments and deferred offering costs.

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

                                  RISK FACTORS

WE ARE SUBJECT TO VARIOUS RISKS THAT MAY MATERIALLY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. IF ANY OF THESE RISKS OR UNCERTAINTIES ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COLD BE MATERIALLY HARMED. IN THAT CASE THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND CLOSE LOSE ALL OR PART OF YOUR INVESTMENT.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

WE NEED TO RAISE ADDITIONAL CAPITAL IN ORDER TO COMPLETE OUR PURCHASE OF THE REAL ESTATE WHERE THE SOURCE IS LOCATED. WE COULD DEFAULT ON OUR PAYMENT OBLIGATIONS UNDER THE BERTHIER AGREEMENT.

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

WE NEED TO CONSTRUCT A SMALL-SCALE PRODUCTION PLANT, AND INFRASTRUCTURE IMPROVEMENTS; OBTAIN AND INSTALL EQUIPMENT; AND OBTAIN FINANCING FOR THESE PURPOSES, AND FOR WORKING CAPITAL IN A COMPRESSED TIMEFRAME WITH LIMITED MANPOWER AND LIMITED RESOURCES. WE COULD FAIL.

         We plan to install pumping equipment at the Source and to construct, first, a small-scale production facility capable of manufacturing limited quantities of samples of our envisioned final product (the carbonation in these samples will vary slightly compared to the carbonation in the final commercial product). However, there can be no assurance that one or more financing transactions will be completed at all, or on terms favorable to us.

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

OUR FAILURE TO SUCCESSFULLY IMPLEMENT OUR GROWTH STRATEGY COULD HARM OUR
BUSINESS.

         Our growth strategy involves initially developing the Montespan brand of sparkling natural mineral water and commencing sales of that product in North America (U.S. and Canada) and the Middle East and subsequently in other geographic markets in Europe and Asia. Achieving our growth strategy is critical in order for our business to achieve economies of scale and to achieve profitability. Increasing the number of products we offer and the number of markets we serve depends on a number of factors including market acceptance of our products, our ability to raise necessary capital, hiring necessary management and operations personnel, successful construction of our small-scale production plant and full-scale production plant, our obtaining of distribution agreements in our desired markets on terms favorable to us, and other ramp-up milestones. Any condition that would deny, limit or delay our ability to achieve these and other milestones in the future will constrain our ability to grow. There can be no assurance that we will be able to successfully implement our growth strategy.

         An inability to obtain financing, hire and retain personnel, secure the required equipment and facilities in a timely and cost-effective manner, efficiently operate our facilities, or obtain the necessary regulatory approvals may adversely affect our ability to achieve our growth strategy. We cannot assure you that we will be able to successfully establish new markets and our failure to do so could harm our business.

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

         Bottled water producers are subject to extensive regulatory and legal compliance requirements that result in significant costs. The maintenance and operation of our water purification system and bottling plant will necessitate significant expenditures. We expect to continue incurring expenses to comply with all applicable regulations. In addition, in the geographical markets and jurisdictions that we intend to enter after introduction of our products in the U.S., Canada, and the Middle East, we will also need to comply with the applicable laws and regulations of the governmental agencies in those markets and jurisdictions which could require significant expenditures. We have not yet received approvals from these governmental agencies; however, we will be obligated to comply with the regulations established by these agencies if and when we do receive such authorizations.

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

         The market that we have targeted for the initial launch of our products is very competitive with a very large number of sparkling natural mineral water products. The success of our new products in this market cannot be guaranteed or accurately predicted. The number of potential customers cannot be predicted with any degree of certainty and there can be no assurance that we will operate in a profitable manner.

INTERRUPTIONS OR DISRUPTIONS IN OUR ABILITY TO PRODUCE AND DELIVER OUR PRODUCTS COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR OPERATIONS.

         Our business will be dependent on our operations at our planned production facility in Theneuille, France. A significant interruption or disruption at the Source could have a serious impact on our business, financial condition and operating results.

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

OUR MAINTENANCE COSTS WILL INCREASE AT OUR PRODUCTION FACILITY.

         While our small-scale production plant and full-scale production plant are scheduled for construction in 2007 and 2008, history has shown that maintenance costs will increase over time. We will incur lower maintenance expenses during the first few years of operations. As equipment ages, the cost to maintain it naturally increases. In addition, the costs of maintenance increase each year due to increases in parts prices from manufacturers and increases in labor rates. Ongoing manufacturer and regulatory directives also increase maintenance costs. Our maintenance costs will increase both on an absolute basis and as a percentage of our operating expenses, as our production facility ages.

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

OUR BUSINESS IS HIGHLY DEPENDENT ON THE MARKET IN THE U.S., CANADA AND THE MIDDLE EAST AND INCREASES IN COMPETITION OR A REDUCTION IN DEMAND FOR OUR PRODUCT IN THIS MARKET WOULD HARM OUR BUSINESS.

         Our plan for market entry contemplates phased-in growth focused on North America (U.S. and Canada) followed by expansion of our territories and expansion of our product lines. Our business would be harmed by any circumstances causing a reduction in demand for our products in the French market such as adverse changes in local economic conditions, negative public perception of our product or our industry, and the like.

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

OUR FINANCIAL STATEMENTS FOR THE YEAR ENDED FEBRUARY 28, 2006 WERE SUBJECT TO A GOING CONCERN OPINION FROM OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM. WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.

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

WE FACE RISKS RELATED TO OUR ACCOUNTING RESTATEMENTS.

         On July 25, 2006 we publicly announced that we had discovered accounting errors in previously reported financial statements. Following consultation with our independent accountants, we have decided to restate our financial statements for the quarters ended August 31, 2005 and November 30, 2005. The restatements relate to (1) the accounting for certain debt financings conducted by the Company in August and October 2005 as well as certain compensatory warrants issued by the Company and (2) the accounting for the issuance of the Company's common stock in payment of certain accrued expenses. Further information about these restatements is contained in our Current Report on Form 8-K filed July 25, 2006, as amended September 12, 2006, our Amended Quarterly Report on Form 10-QSB/A for the three months ended August 31, 2005, and our Amended Quarterly Report on Form 10-QSB/A for the three months ended November 30, 2005.

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

THE OTC BULLETIN BOARD HAS CEASED QUOTING OUR COMMON STOCK. AFTER WE COMPLETE AND FILE CERTAIN REPORTS WITH THE SEC SO THAT OUR STOCK WILL AGAIN BE ELIGIBLE FOR QUOTATION ON THE OTC-BB, IT IS UNCERTAIN AS TO WHEN THE REINCLUSION OF OUR SHARE QUOTATION ON THE OTC-BB WILL BE ACHIEVED.

         On July 19, 2006, the OTC-BB ceased quoting our shares because our annual report on Form 10-KSB for the year ended February 28, 2006 had not been filed with the SEC. We will pursue reinclusion of our share quotation on the OTC-BB. It is uncertain as to when the reinclusion of our share quotation on the OTC-BB will be achieved.

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

ITEM 7. FINANCIAL STATEMENTS

         Our Financial Statements beginning on Page F-1 are filed as part of this Annual Report on Form 10-KSB/A and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of February 28, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company's officers have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive and principal financial officers, to allow timely decisions regarding required disclosure in accordance with Exchange Act Rule 13a-15(e). No changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the fourth quarter of the year ended February 28, 2006 or subsequent to the date of the evaluation by its management thereof.


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

JOHN J. (JACK) MCGOVERN, EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER OF POSEIDIS

         Mr. McGovern has over twenty-five years of financial and executive management experience. He is the Chairman and a Managing Director of Bridgehead Partners, LLC which he founded in January of 2002. Recently, Mr. McGovern was the Chief Financial Officer of Lithium Technology Corporation from May 2004 until June 2005. From November 1999 until December 2001, Mr. McGovern was the Senior Vice President and CFO of Multex.com, Inc., a $100 million NASDAQ listed company that was considered the leading internet-based investment information and technology provider to the financial services industry. Multex was acquired by Reuters in March, 2003. Mr. McGovern received a B.S. degree in Accounting from Monmouth University and an MBA from Columbia University where he attended the Masters Degree Program for Executives. He is a Certified Public Accountant in the State of New Jersey (inactive).

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

EMPLOYEES

         As of February 28, 2006, Poseidis did not have any employees. We did have three consultants, none of whom were full-time. As we progress with our development strategy we intend to hire full-time and part-time employees on a phased basis and to enter into employment agreements with our senior management.

CORPORATE INFORMATION

         Our directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.

AUDIT COMMITTEE

         We do not currently have a separate audit committee. Currently, our entire Board of Directors performs all the functions that may be delegated to an audit committee. We intend to establish an audit committee during the fiscal year ending February 28, 2008 and are currently assessing which potential members of our Board are best qualified, based on their accounting or related financial management expertise, independence, time availability, corporate experience and other relevant factors, to serve on our audit committee. Based on our small size, early development state and limited financial and human resources, we did not believe that creating an audit committee separate and distinct from our full Board of Directors would have been cost-effective prior to fiscal year ending February 28, 2008. The Board does not contain at least one financial expert serving on the Board. The Company has been searching for such an expert but has not been able to locate one. The Company believes that it will have such a person once it completes the next round of financing and obtains directors and officers liability insurance.

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



                                              Annual Compensation                          Long Term Compensation
                             ------------------------------------------------------  -----------------------------------
Name and                                                           Other Annual        Options/          All Other
Principal Position           Year*    Salary ($)    Bonus ($)    Compensation ($)      SARs (#)       Compensation ($)
---------------------------  -------  ------------ ------------ -------------------  --------------  -------------------
Louis Pardo                   2006        -0-          -0-             -0-                -0-           $665,300(1)
Chairman, Chief
Executive Officer and
President
                              2005        -0-          -0-             -0-                -0-               -0-
                              2004        -0-          -0-             -0-                -0-               -0-


Bernard Bouverot              2006        -0-          -0-             -0-                -0-               -0-
Directeur General of
Montespan
                              2005        -0-          -0-             -0-                -0-               -0-
                              2004        -0-          -0-             -0-                -0-               -0-

John J. McGovern              2006    $60,000(2)       -0-             -0-           1,500,000 (2)          -0-
Executive Vice President,
Chief Financial Officer,
and Treasurer
                              2005         0           -0-             -0-                -0-               -0-
                              2004         0           -0-             -0-                -0-               -0-

-------------------
* Fiscal year end is February 28.


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


EMPLOYMENT AGREEMENTS; MANAGEMENT - RELATED AGREEMENTS

         The Company has not entered into employment agreements with its executive officers except for a consulting agreement between the Company and Bridgehead (John J. McGovern, the Company's Chief Financial Officer, is the Chairman and Managing Director of Bridgehead) and consulting agreements between the Company and Mr. Pardo. These agreements with related parties were comparable to the terms the Company could have obtained from unaffiliated third parties.

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

         The Company has entered into a renewable engagement agreement with Bridgehead Partners, LLC ("Bridgehead") whereby Mr. McGovern serves as Executive Vice President and Chief Financial Officer of the Company effective as of January 12, 2006. Mr. McGovern is the Chairman and Managing Director of Bridgehead. The engagement agreement with Bridgehead provides, among other things, for a monthly fee of $15,000. The Company has issued Bridgehead a warrant for 1,500,000 shares exercisable at $0.0375 per share which vests in 3 tranches: one half on January 12, 2006, one quarter on June 1, 2006, and one quarter on October 31, 2006.

         Poseidis and Montespan intend to negotiate and enter into employment agreements with their executive officers in 2007.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of August 7, 2006, the number and percentage of outstanding shares of our common stock beneficially owned by our executive officers, directors and stockholders owning more than 5% of our common stock and our executive officers and directors as a group:

                                        Shares
Name of Owner (1)                 Beneficially Owned    Percentage of Class (2)
---------------------------    ----------------------   ------------------------

Louis  Pardo                        14,063,572               20.05%

Christophe Giovannetti              14,390,389(3)            20.51%

Diane Boisvert                          35,055                    *

John J. McGovern                     1,125,000(4)             1.58%

Bernard Bouverot                             0                    *

All Executive Officers &            15,223,627               21.36%
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

ITEM 13. EXHIBITS

         (a) Exhibits. The following exhibits are filed as part of this Report or incorporated herein by reference:


Exhibit No.  Document Description                                                                 Location

3.1          Articles of Incorporation                                                            (2)
3.2          By-laws                                                                              (3)
3.3          Articles of Amendment to Articles of Incorporation                                   (4)
4.1          Specimen of Common Stock Certificate                                                 (4)
4.2          Form of Common Stock Purchase Warrant                                                (5)
4.3          Form of Unsecured Convertible Debenture                                              (5)
10.1         Second Amended & Restated Standby Equity Distribution Agreement dated February
             1, 2006 between Poseidis, Inc. and Cornell Capital Partners, LP                      (6)


10.2         Registration Rights Agreement between Poseidis, Inc. and Cornell Capital
             Partners, LP                                                                         (7)
10.3         Securities Purchase Agreement between Poseidis, Inc. and Cornell Capital
             Partners, LP (exhibits omitted)                                                      (7)
10.4         Security Agreement dated as of August 26, 2005 between Poseidis, Inc. and
             Cornell Capital Partners, LP                                                         (7)
10.5         Investor Registration Rights Agreement dated as of August 26, 2005 between the
             Company and Cornell Capital Partners, LP                                             (7)
10.6         Letter Agreement dated as of October 24, 2005 between the Company Filed herewith and Cornell Capital Partners, LP (with respect to Standby Equity
             Distribution Agreement and Escrow Agreement)                                         (8)
10.7         Letter Agreement dated as of October 24, 2005 between the Company Filed herewith and Cornell Capital Partners, LP (with respect to Second Debenture and
             Investor Registration Agreement)                                                     (8)
10.8         Lock-Up Agreement between Poseidis, Inc. and Louis Pardau dit Pardo                  (4)
10.9         Securities Purchase Agreement dated as of February 1, 2006 between the Company
             and Cornell Capital Partners, LP (exhibits omitted)                                  (6)
10.10        Engagement Agreement dated October 31, 2005 between Poseidis, Inc. and
             Bridgehead Partners, LLC                                                             (9)
10.11        Engagement Agreement dated November 10, 2005 between Poseidis, Inc. and Phoenix
             Ventures, LLP                                                                        (10)
10.12        Amended and Restated Consulting Agreement dated July 27, 2006 between Poseidis,
             Inc. and Louis Pardo                                                                 (11)
10.13        Amended and Restated Consulting Agreement dated July 27, 2006 between Poseidis,
             Inc. and Christophe Giovannetti                                                      (11)
10.14        Amended and Restated Real Estate Purchase Agreement dated as of March 15, 2006
             between Christian Berthier and Montespan SAS                                         (12)
21.1         List of Subsidiaries                                                                 (4)
31.1         Certification of Chief Executive Officer pursuant to Section 302 of
             Sarbanes-Oxley Act of 2002                                                           (1)
31.2         Certification of Chief Financial Officer pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002                                                           (1)
32.1         Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as
             adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                    (1)
32.2         Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as
             adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                    (1)
99.1         Warrant dated as of August 26, 2005 issued to Cornell Capital Partners, LP
             (500,000 shares)                                                                     (7)
99.2         Warrant dated as of August 26, 2005 issued to Cornell Capital Partners, LP
             (1,250,000 shares)                                                                   (7)
99.3         Secured Convertible Debenture dated as of February 1, 2006 issued to Cornell
             Capital Partners, LP                                                                 (6)
99.4         Second Amended and Restated Secured Convertible Debenture dated as of February
             1, 2006 issued to Cornell Capital Partners in the principal amount of $150,000
             (No. CCP-1aa)                                                                        (6)


99.5         Amended and Restated Secured Convertible Debenture dated as of February 1, 2006 issued to Cornell Capital Partners in the principal amount of $150,000 (No.
             CCP-2a)                                                                              (6)
99.6         Warrant dated as of February 1, 2006 issued to Cornell Capital Partners, LP in
             the principal amount of $344,000 (3,750,000)                                         (6)
99.7         Warrant dated as of February 1, 2006 issued to Cornell Capital Partners, LP
             (1,250,000 shares)                                                                   (6)
99.8         Warrant dated as of February 1, 2006 issued to Cornell Capital Partners, LP
             (1,200,000 shares)                                                                   (6)
99.9         Warrant dated as of February 1, 2006 issued to Cornell Capital Partners, LP
             (9,000,000 shares)                                                                   (6)
99.10        Warrant issued pursuant to Engagement Agreement dated October 31, 2005 between
             Poseidis, Inc. and Bridgehead Partners, LLC (1,500,000 shares)                       (13)

--------------------
(1)      Filed herewith.

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



(12) Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2006 and incorporated herein by reference.

(13)     Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended February 28, 2006 filed with the Securities and Exchange Commission on September 13, 2006.


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

The aggregate fees billed for the fiscal year ended February 28, 2006 for professional services rendered by Moore Stephens, PC as our principal accountant for the audit of our annual financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended February 28, 2006 were $$56,019.

         The aggregate fees billed in each of the fiscal years ended February 28, 2006 and February 28, 2005 for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14(A)) were $6,797 and $0, respectively.

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

         We currently do not have a separate audit committee. Currently our entire Board of Directors perform all the functions that may be delegated to an audit committee. We intend to establish an audit committee during the fiscal year ending February 28, 2008 and are currently assessing which current and potential members of our Board are best qualified, based on their accounting or related financial management expertise, independence, time availability, corporate experience and other relevant factors, to serve on our audit committee. Based on our small size, early development stage and limited financial and human resources, we did not believe that creating an audit committee separate and distinct from our full Board of Directors would have been cost-effective price to the fiscal year ending February 28, 2008.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 POSEIDIS, INC.

                                                     By:    /s/ Louis Pardo
                                                            --------------------------------------------------------
Date: September 27, 2007                                    Louis Pardo, Chief Executive Officer and President
                                                            (Principal Executive Officer)

                                                     By:    /s/ John J. McGovern
                                                            --------------------------------------------------------
Date: September 27, 2007                                    John J. McGovern, Chief Financial Officer,
                                                            Executive Vice President and Treasurer
                                                            (Principal Financial Officer
                                                            and Principal Accounting Officer)

         In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                                     Date

/s/ Louis Pardo               Chairman of the Board, Chief Executive    September 27,2007
------------------------------Officer, and President
Louis Pardo                   (Principal Executive Officer)



/S/ JOHN J. MCGOVERN          Chief Financial Officer, Executive Vice   September 27, 2007
------------------------------President, Treasurer, and Director
John J. McGovern              (Principal Financial Officer
                              and Principal Accounting Officer)



/s/ Diane Boisvert
------------------------------
Diane Boisvert                            Director                      September 27, 2007

/S/ COL. CLINTON L. PAGANO, SR. (RET.)
--------------------------------------
Col. Clinton L. Pagano, Sr. (Ret.)        Director                      September 27, 2007


------------------------------
John G. Murphy                            Director                      September __, 2007


/S/ ROBERT D. PRUNETTI
------------------------------
Robert D. Prunetti                        Director                      September 27, 2007


/S/ KENNETH E. WALSH
------------------------------
Kenneth E. Walsh                          Director                      September 27, 2007


------------------------------
Shyam Iyer                                Director                      September __, 2007

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                     F-2

Report of Independent Registered Public Accounting Firm                     F-3

Consolidated Balance Sheets                                                 F-4

Consolidated Statements of Operations and Comprehensive Income (Loss)       F-5

Consolidated Statements of Stockholders' Equity (Deficiency)                F-6

Consolidated Statements of Cash Flows                                       F-8

Notes to Consolidated Financial Statements                                  F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Poseidis, Inc. and
Subsidiaries

We have audited the accompanying consolidated balance sheet of Poseidis, Inc. and Subsidiaries as of February 28 2006, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the consolidated financial statements of Poseidis, Inc. as of February 28, 2005 and for the year then ended. Those statements were audited by other auditors whose reports have been made available to us and our opinion is based solely upon the reports of the other auditors.

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

In our opinion, based on our audit and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Poseidis, Inc. and Subsidiaries as of February 28, 2006, and the consolidated results of their operations and their cash flows for the year then ended and in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MOORE STEPHENS, P. C.
-------------------------
MOORE STEPHENS, P. C.
Certified Public Accountants.

New York, New York

September 24, 2007

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

/s/ Durland and Company, CPAs, P.A.
-----------------------------------
Durland and Company, CPAs, P.A.

Palm Beach, Florida
June 13, 2005



                         POSEIDIS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                               AS OF FEBRUARY 28,

                                                                     2006            2005
                                                                  -----------    -----------

                                    ASSETS
CURRENT ASSETS
     Cash                                                         $    73,314    $     1,051
     VAT taxes receivable                                              20,416         39,750
                                                                  -----------    -----------
              Total Current Assets                                     93,730         40,801
                                                                  -----------    -----------
PROPERTY AND EQUIPMENT
     Land                                                             316,973         40,863
     Land improvements                                                131,761        151,530
     Furniture and fixtures                                            22,705         22,705
     Equipment                                                         31,467         30,806
                                                                  -----------    -----------
         Subtotal Property and Equipment                              502,906        245,904
                                                                  -----------    -----------
         Less: Accumulated depreciation                               (59,334)       (37,144)
                                                                  -----------    -----------
              Net Property and Equipment                              443,572        208,760
                                                                  -----------    -----------
OTHER ASSETS
     Deferred financing costs                                         134,231           --
     Deferred offering costs                                          995,935           --
     Deferred consulting expense                                       29,812           --
     Deposits                                                           7,000         35,889
                                                                  -----------    -----------
              Total Other Assets                                    1,166,978         35,889
                                                                  -----------    -----------
Total Assets                                                      $ 1,704,280    $   285,450
                                                                  ===========    ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
     Accounts payable                                             $   137,014    $   188,667
     Accrued expenses                                                 394,154        887,238
     Accrued salaries/payroll taxes                                    11,185         26,719
Current portion of long term debt, less debt
     discount of $223,478                                              44,855           --
     Derivative liability                                             353,309           --
     Short-term loan                                                     --           29,009
                                                                  -----------    -----------
              Total Current Liabilities                               940,517      1,131,633
                                                                  -----------    -----------
LONG TERM LIABILITIES
Secured convertible debentures, less debt
     discount of $312,869                                              62,798           --
Promissory note                                                       200,000           --
Derivative liability                                                  494,632
                                                                  -----------    -----------
              Total Long Term Liabilities                             757,430           --
                                                                  -----------    -----------
Total Liabilities                                                   1,697,947      1,131,633
                                                                  -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIENCY)
     Preferred stock, $0.0001 par value, authorized
         10,000,000 shares; none issued                                  --             --
     Common stock, $0.0001 par value, authorized
         500,000,000 shares;  69,685,800 and 51,761,881
         issued and outstanding at February 28, 2006
         and 2005, respectively                                         6,969          5,176
     Additional paid-in capital                                     8,241,023      5,908,932
     Accumulated comprehensive income (loss)                           71,002        (16,770)
     Accumulated deficit                                           (8,312,661)    (6,743,521)
                                                                  -----------    -----------
              Total Stockholders' Equity (Deficiency)                   6,333       (846,183)
                                                                  -----------    -----------
Total Liabilities and Stockholders' Equity (Deficiency)           $ 1,704,280    $   285,450
                                                                  ===========    ===========


                   The accompanying notes are an integral part
                    of the consolidated financial statements



                         POSEIDIS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                      YEARS ENDED FEBRUARY 28,
                                                   ----------------------------
                                                       2006             2005
                                                   ------------    ------------
REVENUES                                           $       --      $       --
                                                   ------------    ------------
OPERATING EXPENSES
     General and administrative                         174,412         345,108
     Salaries                                              --            70,050
     Consulting fees                                    528,693       2,711,604
     Depreciation                                        26,324          23,910
     Professional fees                                  435,045          51,072
     Bad debt expense                                      --            93,806
     Loss on fixed asset abandonment                       --            23,064
     Costs on trading activity                           31,428            --
                                                   ------------    ------------
             Total operating expenses                 1,195,902       3,318,614
                                                   ------------    ------------
Operating (loss)                                     (1,195,902)     (3,318,614)
                                                   ------------    ------------
OTHER INCOME (EXPENSE)
     Interest expense                                  (126,216)             (5)
     Loss on derivative liability                      (507,154)           --
     Amortization of deferred financing costs           (18,707)           --
     Foreign currency transaction gain                     --            24,409
     Gain on debt forgiveness                            29,009            --
     Non-operating income - real estate                 249,830            --
                                                   ------------    ------------
              Total other income (expense)             (373,238)         24,404

Net (loss)                                           (1,569,140)     (3,294,210)
OTHER COMPREHENSIVE INCOME (LOSS)
     Foreign currency translation gain (loss)            87,772            (869)
                                                   ------------    ------------

Comprehensive (loss)                               $ (1,481,368)   $ (3,295,079)
                                                   ============    ============
Net (loss) per common share - basic and diluted    $      (0.02)   $      (0.07)
                                                   ============    ============
Weighted average number of shares                    61,150,081      49,922,315
                                                   ============    ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements



                         POSEIDIS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                                           ADDITIONAL
                                                                  NUMBER       COMMON       PAID-IN
                                                                OF SHARES       STOCK        CAPITAL
                                                               -----------   -----------   -----------
BEGINNING BALANCE, March 1, 2004                                 5,584,136           558     3,167,638

     1st Quarter - Forward split - 8 for 1                      39,295,606         3,930        (3,930)
     1st Quarter - Shares issued for services                    1,614,861           162     2,244,084
     1st Quarter - Shares issued for cash                           93,225             9       116,522
     2nd Quarter - Shares issued for services                      117,704            12       147,118
     2nd Quarter - Shares issued for cash                           83,069             8       103,828
     3rd Quarter - Forward split - 11 for 10                     4,679,008           468          (468)
     3rd Quarter - Shares issued for services                      113,043            11        15,673
     3rd Quarter - Shares issued for cash                           12,944             1        23,145
     4th Quarter - Shares issued for services                      168,285            17        95,322
     Other comprehensive (loss)                                       --            --            --
Net (loss)                                                            --            --            --
                                                               -----------   -----------   -----------
ENDING BALANCE, February 28, 2005                               51,761,881         5,176     5,908,932

     1st Quarter - Shares issued for cash                          154,399            16        23,144
     2nd Quarter - Shares issued for services                      585,123            58        51,536
     2nd Quarter - Shares issued for cash                          188,397            19        16,401
     2nd Quarter - Shares issued to pay accrued expenses        13,306,000         1,331     1,084,439
     2nd Quarter - Fair value of warrants issued
         with convertible debentures                                  --            --          62,810
     2nd Quarter - Fair value of warrants issued
         with SEDA                                                    --            --          32,317
     4th  Quarter -Fair value of warrants issued in
         conjunction with convertible debentures                      --            --         240,403
     4th Quarter - Fair value of warrants and common shares
          issued in conjunction with SEDA for offering costs     3,250,000           325       717,911
     4th Quarter - Fair value of warrants issued
         with consulting agreement                                    --            --          59,623
     4th Quarter - Shares issued for services                      160,000            16         3,184
     4th Quarter - Shares issued for cash                          280,000            28        40,323
     Other comprehensive income                                       --            --            --
Net (loss)                                                            --            --            --
                                                               -----------   -----------   -----------
ENDING BALANCE, February 28, 2006                               69,685,800   $     6,969   $ 8,241,023
                                                               ===========   ===========   ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements




                         POSEIDIS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

    STOCK           CUMULATIVE                            TOTAL
 SUBSCRIPTION       TRANSLATION     ACCUMULATED       STOCKHOLDERS
  RECEIVABLE        ADJUSTMENT        DEFICIT            EQUITY
---------------   --------------   -------------      ------------
        --        $   (15,901)      $(3,449,311)      $  (297,016)


------------      -----------       -----------       -----------
        --               --                --           2,244,246
        --               --                --             116,531
        --               --                --             147,130
        --               --                --             103,836
------------      -----------       -----------       -----------
        --               --                --              15,684
        --               --                --              23,146
        --               --                --              95,339
        --               (869)             --                (869)
        --               --          (3,294,210)       (3,294,210)
------------      -----------       -----------       -----------
        --            (16,770)       (6,743,521)         (846,183)
        --               --                --              23,160
        --               --                --              51,594
        --               --                --              16,420
        --               --                --           1,085,770

        --               --                --              62,810

        --               --                --              32,317

        --               --                --             240,403

        --               --                --             718,236

        --               --                --              59,623

        --               --                --               3,200

        --               --                --              40,351
        --             87,772              --              87,772
        --               --          (1,569,140)       (1,569,140
------------      -----------       -----------       -----------
$       --        $    71,002       $(8,312,661)      $     6,333
============      ===========       ===========       ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements



                         POSEIDIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED FEBRUARY 28,
                                                               --------------------------
                                                                  2006           2005
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $(1,569,140)   $(3,294,210)
Adjustments to reconcile net loss to net cash used
for operating activities
Stock issued for services                                          375,439      2,277,202
Depreciation and Amortization                                       45,031         23,910
Other non-cash charges                                              61,240           --
Debt forgiveness                                                   (29,009)          --
Non-cash interest expense                                          107,654           --
Loss on derivative liability                                       507,154           --
Non-operating income - real estate                                (249,830)          --
Bad debt expense                                                      --           93,806
Loss on fixed asset abandonment                                       --           23,064
Change in assets and liabilities
(Increase) decrease in deferred costs                             (160,442)          --
(Increase) decrease in other assets                                 25,814         10,069
Increase (decrease) in accounts payable                            (51,653)       142,726
Increase (decrease) in accrued expenses                            289,561        362,850
Increase (decrease) in accrued salaries/payroll taxes              (15,534)        17,047
Increase (decrease) in VAT payable/receivable                       19,334        (24,260)
                                                               -----------    -----------
Net cash used by operating activities                             (644,381)      (367,796)
                                                               -----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of land and land improvements                             (6,511)          --
Purchase of property and equipment                                    (661)      (176,737)
                                                               -----------    -----------
Net cash used by investing activities                               (7,172)      (176,737)
                                                               -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from short-term loans                                        --           29,009
Stock sold for cash                                                 79,931        491,870
Proceeds from secured convertible debentures                       644,000           --
                                                               -----------    -----------

Net cash provided by financing activities                          723,931        520,879
                                                               -----------    -----------

Effect of exchange rates on cash                                      (115)        (6,083)
                                                               -----------    -----------

Net increase (decrease) in cash                                     72,263        (29,737)

CASH, beginning of period                                            1,051         30,788
                                                               -----------    -----------

CASH, end of period                                            $    73,314    $     1,051
                                                               ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid during the periods for:
Interest                                                       $      --      $      --
                                                               ===========    ===========
Income taxes                                                   $      --      $      --
                                                               ===========    ===========
Non-Cash Financing Activities:
Common stock issued to pay accrued expenses                    $   765,125    $      --
                                                               ===========    ===========
Common stock, note and warrants issued for deferred
  offering costs                                               $   950,553    $      --
                                                               ===========    ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                         POSEIDIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Together with our subsidiary Montespan (as well as certain inactive subsidiaries), we are engaged in the development of a sparkling mineral water spring in central France known as the La Troliere Spring (the "Source"). Our objectives are to develop and market a new brand of sparkling natural mineral water under the brand name "l' Eau de Montespan" as well as other beverage products, potentially a line of cosmetics products utilizing the mineral water drawn from the Source, and other related products and merchandise.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - Fair value estimates, assumptions and methods used to estimate fair value of our financial instruments are made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts. We estimate that there are no material variations between fair value and book value of our financial assets or liabilities as of February 28, 2006 and 2005. The carrying amounts of cash, accounts payable, accrued expenses and short-term notes payable approximate fair value due to the short-term nature of the instruments. Long-term liabilities are comprised of the convertible notes which approximate fair value based on borrowing rates available to the Company.

COMPREHENSIVE INCOME (LOSS) - We report our operating results in accordance with SFAS No. 130, "Reporting Comprehensive Income" which requires that recognized revenue, expense, gains and losses be included in net income. Although certain changes in assets and liabilities, such as gains or losses on translation of foreign currencies, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

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

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155") which provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. SFAS No.155 further amends SFAS No.140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The guidance SFAS No.155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No.133 and concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. SFAS No.155 is not expected to have a material impact on our consolidated financial statements.

In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS No. 156") which requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset by entering into a servicing contract. FASB No. 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. SFAS No. 156 is effective at the beginning of the first fiscal year that begins after September 15, 2006. SFAS No. 156 is not expected to have a material impact on the Company's consolidated financial statements.

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

Our development and marketing of a new brand of sparkling natural mineral water is at an early stage and the time and money required to develop the commercial value and marketability of our proposed products will require significant cash expenditures for an indefinite period in the future. In order to meet these cash needs, we have entered into the financing agreements detailed in Notes 7, 8 and
12. In addition, we continue to actively seek additional financing to support our development activities.

(6) DEFERRED OFFERING COSTS AND DEFERRED FINANCING COSTS.

We have incurred certain costs related to financing activities since inception. These costs consisted primarily of placement agent fees, commissions and legal fees which are related to the placement of debt securities (deferred financing costs) and equity securities (deferred offering costs).

At February 28, 2006, we had net deferred financing costs of $134,231. These costs were related to the placement of 12% convertible notes [Note 7] and are being amortized on a straight-line basis over the life of the debenture which approximates the effective interest method. We recorded amortization expense related to deferred financing totaling $18,707,and $0 for the years ended February 28, 2006 and 2005, respectively.

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

Convertible Debentures - In each of August 2005 and October 2005, we issued Secured Convertible Debentures in exchange for $150,000 in cash. The terms of these debentures were amended and restated in February, 2006. In February 2006, the Company issued additional Secured Convertible Debentures (collectively the "Debentures") in exchange for $344,000 in cash. In connection with the Debentures, we issued to Cornell Capital warrants to purchase 1,250,000, 3,750,000, 1,250,000 and 1,200,000 shares of our common stock at exercise prices of $0.12, $0.08, $0.12 and $0.25 per share, respectively.

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

The above issued Debentures and related warrants required us to value several discrete elements of the Debentures. For the Debentures, these discrete elements consist of certain conversion features, a contingent call feature and a re-pricing of the conversion for the debenture in the case of default. We accounted for each of the discrete elements of the Debentures at fair value. Also required was a fair market valuation of the warrants.

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

At February 28, 2006 long-term debt consisted of the following:

                                                           FEBRUARY 28, 2006
       Convertible Debentures due September 1, 2007
       with monthly payments $53,666.67 plus
       accrued interest
       commencing October 1, 2006                             $   644,000

       Promissory Note due September 1, 2007                      200,000
                                                              ------------
                                                                  844,000
       Less current maturities                                    268,333
                                                              ------------
                                                              $   575,667
                                                              ============

Scheduled maturities of long-term debt are as follows:

Years Ending February 28,
                     2007                  $  268,333
                     2008                  $  575,667
                     2009                        --
                     2010                        --
                     2011                        --
                  Thereafter                     --
                                           -----------
                                           $  844,000
                                           ===========

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

We have agreed to pay Cornell Capital 5% of the gross proceeds that we receive from each advance under the SEDA. In addition, we issued 3,000,000 shares of our common stock to Cornell Capital and 250,000 shares of our common stock to the placement agent in connection with the SEDA, which we recorded at fair value and a promissory note in the face amount of $200,000 with an interest rate of 8% [Note 7] and a due date of September 1, 2007. In addition, we have issued to Cornell Capital warrants to purchase 500,000 and 9,000,000 shares of our common stock at exercise prices of $0.12 and $0.04 per share, respectively. The Warrants issued in conjunction with the SEDA were valued and recorded as equity by us in accordance with EITF 00-19. In valuing these Warrants, we elected to use the Black Scholes model. The effect of this valuation was the creation of fair value of $750,228 for the 3,000,000 shares of common stock and the Warrants which was allocated to APIC. The charges for the Common Stock, promissory notes and Warrants have been recorded as deferred offering costs and will be offset against the proceeds of the offering, when consummated [Note 6].

We also paid Yorkville Advisors Management, LLC a fee of $15,000 for structuring in connection with this transaction and $10,000 for due diligence expenses which have been recorded as deferred offering costs and will be offset against the proceeds of the offering, when consummated [Note 6].

(9) COMMITMENTS AND CONTINGENCIES.

In October 2005 we entered into a real estate purchase agreement with Christian Berthier, as amended in March 2006 (the "Berthier Agreement") to acquire the land where the Source is located for 2,150,000 euros. The Berthier Agreement expires on February 28, 2008. In conjunction with the Berthier Agreement, we negotiated the use of all previous payments made under our prior lease agreement be used to offset a portion of the purchase price for the Source. As a result of the new agreement, we recorded non-operating income of $249,830 in 2006 for the reversal of the prior years' lease payments. Pursuant to the March 2006 amendment of the Berthier Agreement, we made a payment of 150,000 euros and agreed to make a monthly payment of at least 10,000 euros to Mr. Berthier commencing in March 2006. These monthly payments shall be applied against the 2,150,000 euros aggregate purchase price for the Berthier property.

Annual minimum commitments under the Berthier Agreement at 10,000 euros per month are as follows (using, for purposes of illustration only in this report, a currency exchange rate of U.S. $1.20 per one euro):

Years Ending February 28,
                     2007                  $    144,000
                     2008                  $  2,160,000
                     2009                         --
                     2010                         --
                     2011                         --
                    Beyond                        --
                                           -------------
                                           $  2,304,000
                                           =============

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

In October 2006, the Company filed with the SEC an amended quarterly report on Form 10-QSB/A for the three-month period ended May 31, 2006 and the Company also filed with the SEC a registration statement on Form SB-2. The SEC staff issued a comment letter dated October 20, 2006 with respect to the Form 10-KSB for the fiscal year ended February 28, 2006 and the Form 10-QSB/A for the three-month period ended May 31, 2006.

On September 4, 2007, the Company filed a reply to the SEC comment letter via EDGAR and on September 12, 2007, the Company filed with the SEC a current report on Form 8-K reporting on the Company's recent developments. This Report should be read in conjunction with the Company's Form 8-K filed on September 12, 2007.