Form 10QSB/A
period 2006-05-31
POSEIDIS INC
filed 2007-11-21
CIK 1088399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 2

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

                          Commission File No.: 0-26329

                                 POSEIDIS, INC.
                                 --------------
        (Exact name of small business issuer as specified in its charter)

             FLORIDA                                     65-0867538
             -------                                     ----------
   (State or other jurisdiction                       (I.R.S. Employer
(of incorporation or organization)                  Identification No.)

             222 LAKEVIEW AVE., SUITE 160, WEST PALM BEACH, FL 33401
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 428-3757
                                 --------------
                           (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2007 the issuer had 135,512,689 shares of common stock, $0.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format: Yes [_] No [X]


                                EXPLANATORY NOTE

We are amending our Form 10-QSB/A for the quarter ended May 31, 2006 previously filed on October 4, 2006 in response to a comment letter from the SEC staff dated October 20, 2006.

The Company's management has reviewed and approved, and takes full responsibility for, the revisions made to the Form 10-QSB for the fiscal quarter ended May 31, 2006 as set forth in this 10-QSB/A.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets.........................................F-1
         Consolidated Statements of Operations and
            Comprehensive Income (Loss)..................................... F-2
         Consolidated Statements of Stockholders' Equity (Deficiency) .......F-3
         Consolidated Statements of Cash Flows...............................F-4
         Notes to Consolidated Financial Statements..........................F-5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............. 3

ITEM 3. CONTROLS AND PROCEDURES...............................................24

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.....................................................25

ITEM 2. UREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS............25

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.......................................25

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................25

ITEM 5. OTHER INFORMATION.....................................................25

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................26

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                         POSEIDIS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 May 31, 2006   February 28,
                                                                 (Unaudited)       2006
                                                                 -----------    -----------
                             ASSETS
CURRENT ASSETS
     Cash                                                        $    39,942    $    73,314
     Other current assets                                             28,879         20,416
                                                                 -----------    -----------
             Total Current Assets                                     68,821         93,730
                                                                 -----------    -----------
PROPERTY AND EQUIPMENT
     Land                                                            468,093        316,973
     Land improvements                                               134,342        131,761
     Furniture and fixtures                                           22,705         22,705
     Equipment                                                        31,699         31,467
                                                                 -----------    -----------
         Subtotal Property and Equipment                             656,839        502,906
         Less: Accumulated depreciation                              (60,956)       (59,334)
                                                                 -----------    -----------
              Net Property and Equipment                             595,883        443,572
                                                                 -----------    -----------
OTHER ASSETS
     Deferred financing costs                                        347,954        134,231
     Deferred offering costs                                         995,935        995,935
     Debenture sinking fund                                          121,624              0
     Deferred consulting expense                                      29,812         29,812
     Deposits                                                              0          7,000
                                                                 -----------    -----------
              Total Other Assets                                   1,495,325      1,166,978
                                                                 -----------    -----------
Total Assets                                                     $ 2,160,029    $ 1,704,280
                                                                 ===========    ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                            $    91,669    $   137,014
     Accrued expenses                                                190,316        386,993
     Accrued interest                                                 48,259         18,346
     Current portion of long term debt, less debt
     discounts of $287,439 and $223,478                              141,895         44,855
     Derivative liability                                            273,933        353,309
     Promissory note, less debt discounts of $42,134 and $0          207,866              0
                                                                 -----------    -----------
              Total Current Liabilities                              953,937        940,517
                                                                 -----------    -----------
LONG TERM LIABILITIES
     Secured convertible debentures, less debt discounts of           73,092         62,798
     $141,574 and $312,869
     Unsecured convertible debentures, less debt discounts of        355,897              0
     $561,903 and $0
     Promissory note                                                 200,000        200,000
     Derivative liability                                            458,852        494,632
                                                                 -----------    -----------
              Total Long Term Liabilities                          1,087,841        757,430
                                                                 -----------    -----------
Total Liabilities                                                  2,041,778      1,697,947
                                                                 -----------    -----------
STOCKHOLDERS' EQUITY
     Preferred stock, $0.0001 par value, authorized
         10,000,000 shares; none issued
     Common stock, $0.0001 par value, authorized
         500,000,000 shares; 69,685,800 issued and outstanding
         at May 31, 2006 and February 28, 2006                         6,969          6,969
     Additional paid-in capital                                    8,638,576      8,241,023
     Accumulated comprehensive income                                 46,090         71,002
     Accumulated deficit                                          (8,573,384)    (8,312,661)
                                                                 -----------    -----------
              Total Stockholders' Equity                             118,251          6,333
                                                                 -----------    -----------
Total Liabilities and Stockholders' Equity                       $ 2,160,029    $ 1,704,280
                                                                 ===========    ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS



                         POSEIDIS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                     Three Months Ended May 31
                                                   ----------------------------
                                                       2006            2005
                                                   ------------    ------------
REVENUES                                           $          0    $          0
                                                   ------------    ------------

OPERATING EXPENSES
     General and administrative                          65,005          54,655
     Salaries                                                 0          26,461
     Consulting fees                                    102,342          58,958
     Depreciation                                         3,750           5,706
     Professional fees                                  311,744               0
                                                   ------------    ------------
         Total operating expenses                       482,841         145,780
                                                   ------------    ------------
Operating loss                                         (482,841)       (145,780)

OTHER INCOME (EXPENSE)
     Interest expense                                  (183,640)            (96)
     Gain on derivative liability                       439,086               0
     Amortization of deferred financing costs           (33,327)              0
     Gain on foreign currency transactions                    0             128
                                                   ------------    ------------
         Total other income (expense)                   222,119              32

Net loss                                               (260,722)       (145,748)

OTHER COMPREHENSIVE INCOME (LOSS)
     Foreign currency translation gain (loss)           (24,912)         62,526
                                                   ------------    ------------

Comprehensive loss                                 $   (285,634)   $    (83,222)
                                                   ============    ============

Net loss per common share
     basic and diluted                             $      (0.00)   $      (0.00)
                                                   ============    ============

Weighted average number of shares,
    basic and diluted                                69,685,800      50,236,882
                                                   ============    ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


                         POSEIDIS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                                    ADDITIONAL
                                                            NUMBER       COMMON       PAID-IN
                                                          OF SHARES      STOCK        CAPITAL
                                                          ----------   ----------   ----------
Balance at March 1, 2005                                  51,761,881   $    5,176   $5,908,932
     1st Quarter -Shares issued for cash                     154,399           16       23,144
     2nd Quarter -Shares issued for services                 585,123           58       51,536
     2nd Quarter -Shares issued for cash                     188,397           19       16,401
     2nd Quarter -Shares issued to pay accrued
                expenses                                  13,306,000        1,331    1,084,439
     2nd Quarter -Fair value of warrants issued
                with convertible debentures                     --           --         62,810
     2nd Quarter -Fair value of warrants issued
                with SEDA                                       --           --         32,317
     4th Quarter -Fair value of warrants issued in
                conjunction with convertible debentures         --           --        240,403
         4th Quarter -  Fair value of warrants and
            common shares
                       issued in conjunction with SEDA     3,250,000          325      717,911
     4th Quarter -Fair value of warrants issued
                with consulting agreement                       --           --         59,623
     4th Quarter -Shares issued for services                 160,000           16        3,184
     4th Quarter -Shares issued for cash                     280,000           28       40,323
     Other comprehensive income                                 --           --           --
Net loss                                                        --           --           --
                                                          ----------   ----------   ----------
Balance at February 28, 2006                              69,685,800   $    6,969   $8,241,023

     1st Quarter -Fair value of warrants issued in
                conjunction with unsecured convertible
                debentures                                      --           --        264,940
     1st Quarter -Fair value of warrants issued in
                conjunction with short term bridge loan         --           --          6,521
     1st Quarter -Fair value of warrants issued in
                conjunction with promissory notes               --           --         46,347
     1st Quarter -Fair value of warrants issued in
                conjunction with financial advisory
                agreement                                       --           --         79,745
     Other comprehensive loss                                   --           --           --
Net loss                                                        --           --           --
                                                          ----------   ----------   ----------
Balance at May 31, 2006                                   69,685,800   $    6,969   $8,638,576
                                                          ==========   ==========   ==========

                                   (Continued)


                         POSEIDIS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (CONTINUED)

                                                                       Total
                       Cumulative                                   Stockholders
                      Translation             Accumulated              Equity
                       Adjustment               Deficit             (Deficiency)
                       ----------            -----------            -----------
                       $  (16,770)           $(6,743,521)           $  (846,183)
                             --                     --                   23,160
                                                                         51,594
                             --                     --                   16,420

                             --                     --                1,085,770

                             --                     --                   62,810

                             --                     --                   32,317

                             --                     --                  240,403

                             --                     --                  718,236

                             --                     --                   59,623

                             --                     --                    3,200

                             --                     --                   40,351
                           87,772                   --                   87,772
                             --               (1,569,140)            (1,569,140)
                       ----------            -----------            -----------
                       $   71,002            $(8,312,661)           $     6,333

                             --                     --                  264,940

                             --                     --                    6,521

                             --                     --                   46,347

                             --                     --                   79,745
                          (24,912)                  --                  (24,912)
                             --                 (260,722)              (260,722)
                       ----------            -----------            -----------
                       $   46,090            $(8,573,384)           $   118,251
                       ----------            -----------            -----------


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


                         POSEIDIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Three Months Ended May 31,
                                                      --------------------------
                                                         2006            2005
                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $  (260,722)   $  (145,748)
Adjustments to reconcile net loss to net cash
         used for operating activities:
     Depreciation                                           3,750          5,706
     Amortization of deferred financing costs              33,327              0
     Gain on derivative liability                        (439,086)             0
     Non-cash interest expense                            145,034              0
Change in assets and liabilities
     (Increase) decrease in deferred costs               (202,411)             0
     (Increase) decrease in other assets                    7,000         17,245
     Increase (decrease) in accounts payable              (45,345)       (17,747)
     Increase (decrease) in accrued expenses             (196,677)        25,780
     Increase (decrease) in accrued interest               29,913              0
                                                      -----------    -----------
Net cash (used) by operating activities                  (925,217)      (114,764)
                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Deposit on land and land improvements               (151,119)             0
     Purchase of property and equipment                    (2,813)             0
                                                      -----------    -----------
Net cash (used) by investing activities                  (153,932)             0
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from short-term loans                       350,000              0
     Repayment of short-term loan                        (100,000)             0
     Debenture sinking fund                              (121,624)             0
     Stock sold for cash                                        0         35,000
     Increase (decrease) of bank overdraft                      0          3,341
     Proceeds from unsecured convertible debentures       917,800              0
                                                      -----------    -----------
Net cash provided by financing activities               1,046,176         38,341
                                                      -----------    -----------

                                                      -----------    -----------
Effect of exchange rates on cash                             (399)        77,779
                                                      -----------    -----------

Net increase (decrease) in cash                           (33,372)         1,356
                                                      -----------    -----------
CASH, beginning of period                                  73,314          1,051
                                                      -----------    -----------

                                                      ===========    ===========
CASH, end of period                                   $    39,942    $     2,407
                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
     Interest                                         $    16,083    $         0
                                                      ===========    ===========
     Income Taxes                                     $         0    $         0
                                                      ===========    ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                         POSEIDIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. Results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB/A for the year ended February 28, 2006.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - Fair value estimates, assumptions and methods used to estimate fair value of our financial instruments are made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, the fair value estimates are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts. We estimate that there are no material variations between fair value and book value of our financial assets or liabilities as of May 31, 2006 and February 28, 2006. The carrying amounts of cash, accounts payable, accrued expenses and short-term notes payable approximate fair value due to the short-term nature of the instruments. Long-term liabilities are comprised of the convertible notes which approximate fair value based on borrowing rates available to the Company.

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

At May 31, 2006 and February 28, 2006, we had net deferred financing costs of $347,954 and $134,231, respectively. These costs were related to the placement of 12% convertible debentures, the 10% unsecured convertible debentures and the promissory note [Note 7] and are being amortized on a straight-line basis over the life of the debenture which approximates the effective interest method. We recorded amortization expense related to deferred financing totaling $33,327 and $0 for the three month periods ended May 31, 2006 and 2005, respectively.

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

SHORT TERM BRIDGE LOAN - In March 2006 we entered into a bridge loan agreement with Portfolio Lenders II, LLC. Under the agreement we obtained gross proceeds of $100,000 and agreed to pay interest at a rate of 15%, repay the loan on demand, and issue 100,000 warrants to the lender exercisable at $0.05 per share. The warrants issued in conjunction with the bridge loan were valued and recorded as equity by us in accordance with EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock" ("EITF 00-19") as we made the determination under SFAS No. 150 -- Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity that the warrants were conventional. We valued the warrants by using the Black-Scholes valuation model and accounted for the fair value of the warrants in relation to the debt host. This resulted in a fair value of the warrants of $6,521 which was allocated to additional paid-in capital and recorded as a discount to the bridge loan. This discount was amortized on a straight-line basis over the life of the bridge loan which approximated the effective interest method. The bridge loan was repaid in full in April, 2006.

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

LONG TERM PROMISSORY NOTE - In February 2006 we issued a promissory note to Cornell Capital Partners, L.P. ["Cornell Capital"] in the face amount of $200,000 with an interest rate of 8% and a due date of September 1, 2007 as partial compensation for the SEDA [Note 8].

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

The convertible Debentures are not considered to be conventional debt under EITF Issue No. 00-19 or SFAS No. 133. We therefore bifurcated the fair value of the embedded conversion features from the debt host and accounted for them as a derivative liability. The effect of this valuation was the creation of the initial fair value of this conversion feature of $526,897 at February 28, 2006. The fair value of the embedded conversion features at May 31, 2006 was $87,811 resulting in a gain on derivative liabilities of $439,086 which was recorded during the quarter ended May 31, 2006.

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

LONG TERM DEBT

At May 31, 2006 long-term debt consisted of the following:


                                                               May 31, 2006
                                                              ----------------
Secured Convertible Debentures due
September 1, 2007 with monthly                                $       644,000
payments $53,666.67 plus accrued
interest commencing October 1, 2006

Promissory Note due September 1, 2007                                 200,000

Unsecured Convertible Debentures                                      917,800
                                                              ----------------
                                                                    1,761,800
Less current maturities                                               429,333
                                                              ----------------
                                                              $     1,332,467
                                                              ================

Scheduled maturities of long-term debt are as follows:

Years Ending February 28,
                     2007                  $        429,333
                     2008                           575,667
                     2009                              --
                     2010                              --
                     2011                           917,800
                  Thereafter                           --
                                           -----------------
                                           $      1,761,800
                                           =================

The debt disclosed in the accompanying balance sheet is shown net of unamortized debt discounts of $1,033,050 as of May 31, 2006.

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

We have agreed to pay Cornell Capital 5% of the gross proceeds that we receive from each advance under the SEDA. In addition, we issued 3,000,000 shares of our common stock to Cornell Capital and 250,000 shares of our common stock to the placement agent in connection with the SEDA, which we recorded at par value ($0.0001 per share) and a promissory note in the face amount of $200,000 with an interest rate of 8% [Note 7] and a due date of September 1, 2007. In addition, we have issued to Cornell Capital warrants to purchase 500,000 and 9,000,000 shares of our common stock at exercise prices of $0.12 and $0.04 per share, respectively. The warrants issued in conjunction with the SEDA were valued and recorded as equity by us in accordance with EITF 00-19. In valuing these warrants, we elected to use the Black Scholes model. The effect of this valuation was the creation of fair value of $750,228 for the 3,000,000 shares of commons stock and the Warrants which was allocated to additional paid-in capital. The charges for the common stock, promissory notes and warrants have been recorded as deferred offering costs and will be offset against the proceeds of the offering, when consummated [Note 6].

We also paid Yorkville Advisors Management, LLC a fee of $15,000 for structuring in connection with this transaction and $10,000 for due diligence expenses which have been recorded as deferred offering costs and will be offset against the proceeds of the offering, when consummated [Note 6].

(9) COMMITMENTS AND CONTINGENCIES.

In October 2005 we entered into a real estate purchase agreement with Christian Berthier, as amended in March 2006 [the "Berthier Agreement"] to acquire the land where the Source is located for 2,150,000 euros. The Berthier Agreement expires on February 28, 2008. In conjunction with the Berthier Agreement, we negotiated the use of all previous payments made under our prior lease agreement be used to offset a portion of the purchase price for the Source. As a result of the new agreement, we recorded non-operating income of $249,830 for the reversal of the prior years' lease payments for the year ended February 28, 2006. Pursuant to the March 2006 amendment of the Berthier Agreement, we made a payment of 150,000 euros and began to make a monthly payment of at least 10,000 euros to Mr. Berthier commencing in March 2006. These monthly payments shall be applied against the 2,150,000 euros aggregate purchase price for the Berthier property. A total of 180,000 euros ($216,000) and 30,000 euros ($36,000) were paid towards the Berthier property during the three month periods ended May 31, 2006 and 2005, respectively.

Annual minimum commitments under the Berthier Agreement at 10,000 euros per month and inclusive of the 150,000 euros payment made in March, 2006 are as follows (using, for purposes of illustration only in this report, a currency exchange rate of U.S. $1.20 per one euro):

Years Ending February 28,
                     2007                  $        324,000
                     2008                  $      1,980,000
                     Thereafter                      --
                                           -----------------
                                           $      2,304,000
                                           =================

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

On January 12, 2006, we entered into an agreement with Bridgehead Partners, LLC ("Bridgehead") whereby Bridgehead provides the services of Mr. John J. McGovern to serve as our Executive Vice President and Chief Financial Officer. The agreement with Bridgehead provides, among other things, for a monthly fee of $15,000. We have issued Bridgehead a warrant for 1,500,000 shares exercisable at $0.0375 per share which vests in 3 tranches: one half on January 12, 2006, one quarter on June 1, 2006, and one quarter on October 31, 2006. The warrants expire on January 12, 2011. The warrants issued in conjunction with the Bridgehead agreement were valued and recorded as equity by the Company in accordance with EITF 00-19. In valuing these warrants, we elected to use the Black Scholes model. The effect of this valuation was the creation of fair value of the Warrants of $59,623 which was allocated to additional paid-in capital; the value of the warrants is expensed to consulting expense as they vest.

(11) CONCENTRATION OF CREDIT RISK.

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalent accounts in financial institutions, which from time to time exceed Federal depository insurance coverage limits. At May 31, 2006, cash did not exceed Federally insured limits.

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

On July 19, 2006, the OTC-BB ceased quoting the Company's shares pending the filing of the Company's annual and quarterly reports on Form 10-KSB and 10-QSB. The Company's common stock has continued to be quoted through various market makers on the Pink Sheets Electronic Quotation Service published by the National Quotation Bureau under the symbol "PSED".

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

In September 2006, the Company filed with the SEC amended quarterly reports on Form 10-QSB/A for the three and six-month periods ended August 31, 2005 and for the three and nine-month periods ended November 30, 2005, and the Company also filed with the SEC the Company's annual report on Form 10-KSB for the fiscal year ended February 28, 2006. All three of these reports should be read in conjunction with this Form 10-QSB/A for the quarterly period ended May 31, 2006.

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

On September 28, 2007, the Company filed with the SEC an amended annual report on Form 10-KSB/A for the year ended February 28, 2006. This Report should be read in conjunction with the Company's Form 8-K filed on September 12, 2007 and the Company's Form 10-KSB/A filed on September 28, 2007.


                [Balance of this page intentionally left blank.]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this report and appearing in our annual report filed on Form 10-KSB/A for the fiscal year ended February 28, 2006 that was filed with the SEC on September 28, 2007.

                           FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, the successful commercialization of our products and services, future demand for our products, general economic conditions, government and environmental regulation, competition and customer strategies, technological innovations, changes in our business strategy or development plans, capital deployment, business disruptions, our ability to consummate future financings, the re-inclusion of our common stock for quotation on the NASD OTC Bulletin Board ("OTC-BB"), and other risks and uncertainties, certain of which are beyond our control. Additional factors that could affect the Company's forward-looking statements include, among other things: the restatement of the annual and quarterly financial statement for the second and third quarters in the fiscal year ended February 28, 2006; negative reactions from the Company's stockholders, creditors, or employees to the results of the review and restatement or delay in providing financial information caused by restatement; the impact and result of any litigation (including private litigation), or of any investigation by the Securities and Exchange Commission or any investigation by any other governmental agency related to the Company; the Company's ability to manage its operations during and after the financial statement restatement process; and the Company's ability to successfully implement internal controls and procedures that remediate any material weakness in controls and ensure timely, effective and accurate financial reporting. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected.

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

                                     GENERAL

         Poseidis, Inc. ("Poseidis", "we" or the "Company"), together with its subsidiary Montespan SAS ("Montespan"), is engaged in the development of a sparkling mineral water spring in central France known as the La Troliere Spring. We refer to this spring as the "Source". Our objectives are to develop and market a new brand of sparkling natural mineral water under the brand name "l' Eau de Montespan" as well as other beverage products, potentially a line of cosmetics products utilizing the mineral water drawn from the Source, and other related products and merchandise.

         We have had no revenues from our current operations, our operations since inception in 1998 have not generated a profit, and we have relied on, and will continue to rely on, significant external financing to fund our operations. During the fiscal year ended February 28, 2006, our financing came primarily from the sale of $644,000 of convertible debentures and approximately $86,000 in private placement proceeds. Subsequent to year-end February 28, 2006, we closed on $917,800 in gross proceeds from the private sale of our securities in the 2006 Private Placement. We also had a commitment for gross proceeds of up to $8.0 million that is available to us under the Standby Equity Distribution Agreement ("SEDA") upon the satisfaction of certain conditions including the effectiveness of an SEC registration statement covering, among other securities, the common stock issuable in exchange for the SEDA funds, and the listing of our of shares for quotation on the OTC-BB. The OTC-BB has ceased quoting our shares. The Company's common stock is currently quoted through various market makers on the Pink Sheets Electronic Quotation Service (the "Pink Sheets") published by the National Quotation Bureau under the symbol "PSED".

         We cannot assure you that financing, whether from external sources or related parties, will be available on favorable terms or at all. Our inability to obtain adequate financing will result in the need to reduce or curtail planned business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. We will need to raise additional capital to fund our anticipated future development. No financing commitments for future capital needs have been obtained as of the date of this report other than the $8.0 million SEDA funds. There can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of our outstanding liabilities.

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

         We generated a net loss of $3,294,210 during the year ended February 28, 2005, a net loss of $1,569,140 during the year ended February 28, 2006, a net loss of $260,722 during the three months ended May 31, 2006, and a net loss of $145,748 during the three months ended May 31, 2005. Our accumulated deficit as of February 28, 2006 was $8,312,661 and as of May 31, 2006 was $8,573,384. As
of July 31, 2006, our available cash position was approximately $21,500. We are continuing to seek additional financing to meet our working capital needs and to continue on-going equipment installation at the Source, development of our pilot plant, development of our commercial production and bottling facility, and other elements of our business plan. We expect that operating and development expenses will increase significantly as we continue to implement our plan. No assurance can be given that we will be successful in completing these or any other financings at the minimum level necessary to fund our working capital requirements or to complete our development plan or at all. If we are unsuccessful in completing these financings, or in acquiring the funds available pursuant to the SEDA, we will not be able to fund our working capital requirements or execute our business plan, we will run out of cash and have to substantially reduce or curtail the development of our project.

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

                              GOING CONCERN MATTERS

         Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of May 31, 2006, we had an accumulated deficit of approximately $8,573,000. We are continuing to seek financing sources. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. No assurances can be given that such financing will be available in sufficient amounts or at all. Continuation of our operations through fiscal year 2007 is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                        LIQUIDITY AND FINANCIAL CONDITION

         At May 31, 2006, cash and cash equivalents were $39,942. Total liabilities at May 31, 2006 were $2,041,778 consisting of current liabilities in the aggregate amount of $953,937 and long-term liabilities in the amount of $1,087,841. At May 31, 2006, assets included $0 in inventories, property and equipment, net, of $595,883, net intangibles of $1,373,701, other current assets of $28,879 and other assets of $121,624. As of May 31, 2006 our working capital deficit was $885,116 as compared to $846,787 at February 28, 2006.

         We expect to incur substantial operating losses as we continue our commercialization efforts. We are continuing to seek financing sources. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of equity or debt financing.

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

OTHER INCOME (EXPENSE)

         Other income was $222,119 for the three months ended May 31, 2006 as compared to $32 for the three months ended May 31, 2005 for an increase of $222,087. The reason for the increase was a $439,086 gain on derivative liability (see Note 7 -- Secured Convertible Debentures) that was offset by increased interest expense and amortization of deferred financing costs. Interest expense for the three months ended May 31, 2006 increased by $183,544 to $183,640 from $96 in the three months ended May 31, 2005 as a result of the increased level of outstanding debt. Interest expense represents the amortization of the discount on our debt obligations of $167,557 and interest expense accruals of $38,600.

NET LOSS TO COMMON SHAREHOLDERS

         Net loss to common shareholders was approximately $260,722 or $0.00 per share for the three months ended May 31, 2006 as compared to a net loss of $145,748 or $0.00 per share for the three months ended May 31, 2005. The increase in net loss for the period was principally due to a increases in consulting expenses and general and administrative expenses, increased interest expense on outstanding debt including the amortization of the discount attributed to the warrants and the embedded derivatives on our various debt obligations, 2) an increase in professional fees for legal fees, financial advisory service, graphic design and website development, and 3) amortization charges relating to the debt issuance costs associated with our debt.

ACCUMULATED DEFICIT

         Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next several years. As of May 31, 2006, our accumulated deficit was $8,573,384.

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

         Our operations since inception in 1998 have not generated a profit. We have a commitment for $8.0 million in gross proceeds that will be available to us under the SEDA upon the satisfaction of certain conditions including the effectiveness of an SEC registration statement covering, among other securities, the common stock issuable in exchange for the SEDA funds, and reinclusion of our common stock for quotation on the OTC-BB. If we determine not to utilize any of the $8.0 million SEDA funds, we will need to raise additional capital to finance operations and other expenses. If we are unsuccessful in accessing the funds available pursuant to the SEDA or in obtaining necessary capital from other sources, we will run out of cash and have to substantially reduce or curtail the development of our project.

         PRODUCT DEVELOPMENT; Market Entry Strategy. Poseidis will exploit the potential for high-end brand positioning initially with two product offerings:

         Bottled Mineral Water: L' Eau de Montespan will be a luxury traditional mineral water. Management believes L' Eau de Montespan will possess all the qualities of premium sparkling mineral water and will be comparable to Chateldon Water, which is considered by many to be the best mineral water in France. Production and sale of Chateldon Water is limited to one million liters per year, which restricts its distribution primarily to the French market. Management believes that its mineral water will be comparable to Chateldon Water for several reasons. Firstly, it will have limited production and limited availability and will generally be available only in high-end restaurants and hotel establishments. Secondly, the source of the Montespan Water is from a similar source as the Chateldon Water with respect to water quality and processing Management believes its water quality will be similar to Chateldon based on carbonation level, purity of water, i.e., absence of Phosphates and Nitrates, quantity of dry matter per liter, and salt concentration levels. Thirdly, Montespan will be priced similarly to Chateldon Water at or above the price that Chateldon Water is available at retail. Generally, this product will not be a mass market product as is the case with Chateldon Water.


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

                                  RISK FACTORS

WE ARE SUBJECT TO VARIOUS RISKS THAT MAY MATERIALLY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. IF ANY OF THESE RISKS OR UNCERTAINTIES ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS MAY BE ADVERSELY AFFECTED. IN THAT CASE THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT.

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

We have no revenues from our current operations as of the date of this report and we have relied on, and will continue to rely on, significant external financing to fund our operations. During the fiscal year ended February 28, 2006, our financing came primarily from the sale of $644,000 of convertible debentures and approximately $86,000 in private placement proceeds. In addition, we have recently closed on $917,800 in gross proceeds from the private sale of our securities and obtained loans of $100,000, $250,000 and $30,000 respectively. We had a commitment for gross proceeds of up to $8.0 million that would be available to us under the SEDA upon the satisfaction of certain conditions including the effectiveness of an SEC registration statement covering, among other securities, the common stock issuable in exchange for the SEDA funds.

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

WE NEED TO CONSTRUCT A SMALL-SCALE PRODUCTION PLANT AND INFRASTRUCTURE IMPROVEMENTS; OBTAIN AND INSTALL EQUIPMENT; AND OBTAIN FINANCING FOR THESE PURPOSES, AND FOR WORKING CAPITAL IN A COMPRESSED TIMEFRAME WITH LIMITED MANPOWER AND LIMITED RESOURCES. WE COULD FAIL.

         We plan to install pumping equipment at the Source and to construct, first, a small-scale production facility capable of manufacturing limited quantities of samples of our envisioned final product (the carbonation in these samples will vary slightly compared to the carbonation in the final commercial product) However, there can be no assurance that one or more financing transactions will be completed at all, or on terms favorable to us.

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

OUR MAINTENANCE COSTS WILL INCREASE AT OUR PRODUCTION FACILITY.

         While our small-scale production plant and full-scale production plant are scheduled for construction in 2007 and 2008, and into the first quarter of 2008, history has shown that maintenance costs will increase over time. We will incur lower maintenance expenses during the first few years of operations. As equipment ages, the cost to maintain it naturally increases. In addition, the costs of maintenance increase each year due to increases in parts prices from manufacturers and increases in labor rates. Ongoing manufacturer and regulatory directives also increase maintenance costs. Our maintenance costs will increase both on an absolute basis and as a percentage of our operating expenses, as our production facility ages.

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

THE OTC BULLETIN BOARD HAS CEASED QUOTING OUR COMMON STOCK. UPON THE FILING OF OUR DELINQUENT REPORTS WITH THE SEC OUR STOCK WILL AGAIN BE ELIGIBLE FOR QUOTATION ON THE OTC-BB. IT IS UNCERTAIN AS TO WHEN THE RE-INCLUSION OF OUR SHARE QUOTATION ON THE OTC-BB WILL BE ACHIEVED.

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

         Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor

                   RISKS RELATED TO CORNELL CAPITAL FINANCING

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

SHAREHOLDERS WILL EXPERIENCE SIGNIFICANT DILUTION FROM OUR SALE OF SHARES UNDER THE SEDA.

         The sale of shares pursuant to the SEDA will have a dilutive impact on our stockholders. As a result, our net earnings per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is, the more shares of common stock we will have to issue under the SEDA to draw down the full amount. If our stock price is lower, then our stockholders would experience greater dilution.

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

         In conjunction with the preparation of the amended report 10QSB/A for the period ended May 31, 2006, management noted that there was an error attributable to the accounting for unconventional anti-dilution provisions and other derivative instruments. Management is in the process of strengthening the Company's controls and procedures over the financial reporting process.

CHANGES IN INTERNAL CONTROLS

         The Company's principal executive and principal financial officers believe that we have sufficient compensating controls to minimize the risks associated with a reoccurrence of the error discussed in the immediately preceding section of this Item 3. There were no changes to internal controls during the quarter ended May 31, 2006 that have materially or that are reasonably likely to affect the internal controls.

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

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS. The following exhibits filed as part of this Report or incorporated herein by reference:


EXHIBIT         DESCRIPTION                                                                      LOCATION
NUMBER
------------------------------------------------------------------------------------------------------------
10.1            Amended and Restated Real Estate Purchase Agreement dated as of March 15,        (2)
                2006 between Christian Berthier and Montespan SAS.

10.2            Form of Unsecured Convertible Debenture from 2006 Private Placement.             (3)

10.3            Form of A Warrant from 2006 Private Placement.                                   (3)

10.4            Form of B Warrant from 2006 Private Placement.                                   (3)

10.5            Form of C Warrant from 2006 Private Placement.                                   (3)

16.1            Letter from Durland and Company, CPAs, PA regarding change of certifying
                accountant.                                                                      (4)

31.1            Certification by Chief Executive Officer pursuant to Section 302 of
                Sarbanes-Oxley Act of 2002.                                                      (1)

31.2            Certification of Chief Financial Officer pursuant to Section 302 of
                Sarbanes-Oxley Act of 2002.                                                      (1)

32.1            Certification by Chief Executive Officer pursuant to 18 U.S.C. Section
                1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.      (1)

32.2            Certification by Chief Financial Officer pursuant to 18 U.S.C. Section
                1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.      (1)

99.1            Promissory Note dated as of May 12, 2006 issued to Portfolio Lenders II,
                LLC in the principal amount of $250,000.                                         (5)

99.2            Warrant dated as of May 12, 2006 issued to Portfolio Lenders II, LLC
                (1,000,000 shares).                                                              (5)


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

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 POSEIDIS, INC.
                                  (Registrant)

Dated: November 21, 2007

                                  By:       /S/ LOUIS PARDO
                                       ---------------------------------------
                                       Louis Pardo
                                       Chief Executive Officer and President

Dated: November 21, 2007

                                  By:     /S/ JOHN J. MCGOVERN
                                      ----------------------------------------
                                       John J. McGovern
                                       Chief Financial Officer,
                                       Executive Vice President and Treasurer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)